Form 10-K405
period 2000-06-30
OSULLIVAN INDUSTRIES INC
filed 2000-09-28
CIK 1107978

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
         [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2000
                                       OR
         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
                               -------------    ------------
Commission file number: 333-31282

                           O'SULLIVAN INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                          Delaware                                                    43-0923022
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

              1900 Gulf Street, Lamar, Missouri                                       64759-1899
          (Address of principal executive offices)                                    (Zip Code)

Registrant's telephone number, including area code:  (417) 682-3322


Securities registered pursuant to Section 12(b) of the Act:

                           None

Securities registered pursuant to Section 12(g) of the Act:

                           None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


         As of September 15, 2000, 100 shares of common stock of O'Sullivan Industries, Inc. were outstanding and held by O'Sullivan Industries Holdings, Inc., an affiliate.

================================================================================


                     The Index to Exhibits begins on page 59

                                     PART I

ITEM 1. BUSINESS.

HISTORY AND OVERVIEW

         O'Sullivan Industries, Inc., a Delaware corporation incorporated in 1969, is a leading designer, manufacturer and distributer of ready-to-assemble furniture in the United States. Our business was founded in 1954 by Thomas M. O'Sullivan, Sr. and was acquired by Tandy Corporation in 1983. In 1993, Tandy transferred O'Sullivan to its subsidiary TE Electronics Inc. In February 1994, TE transferred O'Sullivan to O'Sullivan Industries Holdings, Inc. in exchange for O'Sullivan Holdings common stock. TE then sold its shares of O'Sullivan Holdings stock in a public offering. Subsequent to the public offering, neither Tandy nor TE has had any continuing ownership interest in O'Sullivan or O'Sullivan Holdings. O'Sullivan Holdings is a holding company with no material operations. It owns all of the capital stock of O'Sullivan. O'Sullivan owns all of the capital stock of O'Sullivan Industries - Virginia, Inc., a Virginia corporation. O'Sullivan Holdings is dependent on O'Sullivan to fund the interest cost on $15.0 million of debt and dividends on mandatorily redeemable senior preferred stock (liquidation value plus accumulated dividends of $26.4 million at June 30, 2000).

         References to the words "O'Sullivan," "we," "our," and "us" refer to O'Sullivan Industries, Inc., and its subsidiaries. References to "O'Sullivan Holdings" refer to O'Sullivan Industries Holdings, Inc. References to O'Sullivan Industries - Virginia refer to O'Sullivan Industries - Virginia, Inc.

         O'Sullivan owns manufacturing, warehouse and distribution facilities in Lamar, Missouri, South Boston, Virginia and Cedar City, Utah. O'Sullivan commenced operations at the Lamar, Missouri plant in 1965, and the South Boston, Virginia facility became operational in 1989. O'Sullivan phased in production at the Cedar City, Utah facility in the spring of 1995.

         O'Sullivan engages in one industry segment: the design, manufacture and sale of RTA furniture.

The Recent Recapitalization and Merger

         On May 17, 1999, O'Sullivan Holdings entered into an agreement and plan of merger with OSI Acquisition, Inc., a company formed by principals of Bruckmann, Rosser, Sherrill & Co., LLC ("BRS"), a private equity firm. Under the merger agreement, as amended, OSI was merged with and into O'Sullivan Holdings on November 30, 1999, with O'Sullivan Holdings as the surviving corporation. OSI did not survive the merger. Thirty-four members of our management and an affiliate of a former director participated with BRS in the recapitalization and merger of O'Sullivan Holdings. Management and the affiliate of a former director owned a total of 27.1% of the outstanding common stock of O'Sullivan Holdings at June 30, 2000. Affiliates of BRS own the balance.

         Each share of outstanding common stock of O'Sullivan Holdings was exchanged for $16.75 in cash and one share of senior preferred stock with an initial liquidation value of $1.50 per share. Some of the shares of O'Sullivan common stock, options and cash held by the management participants in the recapitalization and merger were exchanged for 371,400 shares of common stock, 72,748 shares of Series B junior preferred stock and options to acquire 60,319 shares of Series A junior preferred stock of the surviving company.

         The total amount of funds necessary to fund the recapitalization and merger and related transactions was approximately $357.0 million. These funds came primarily from the following sources:

         - an equity investment by an affiliate of BRS of approximately $45.3 million in cash in the common stock and Series B junior preferred stock of O'Sullivan Holdings;

         - an equity investment in O'Sullivan Holdings by the management participants in the recapitalization and merger in the amount of approximately $13.7 million. This investment consisted of the exchange by the management participants of common stock of O'Sullivan Holdings with a value of $6.9 million, options to acquire common stock of O'Sullivan Holdings with an intrinsic value of $6.1 million and cash of $0.7 million for shares of common stock, shares of Series B junior preferred stock and options to acquire shares of Series A junior preferred stock, each of O'Sullivan Holdings;

         - the issuance by O'Sullivan Holdings of senior preferred stock with a total liquidation value of $24.6 million to the existing stockholders of O'Sullivan Holdings;

         - the issuance by O'Sullivan Holdings of a $15.0 million senior note and warrants exercisable in aggregate into 6.0% of O'Sullivan Holdings' common stock and 6.0% of O'Sullivan Holdings' junior preferred stock on a fully diluted basis as of the date of the issuance of the warrants;

         - the issuance by O'Sullivan of $100.0 million of senior subordinated notes together with warrants issued by O'Sullivan Holdings exercisable in aggregate into 6.0% of O'Sullivan Holdings common stock and 6.0% of O'Sullivan Holdings junior preferred stock on a fully diluted basis as of the date of issuance of the warrants;

         - borrowings by O'Sullivan totaling approximately $139.0 million under the senior credit facilities; and

         -    $9.4 million of cash from O'Sullivan.

         In addition, $10.0 million of variable rate industrial revenue bonds remain outstanding following the recapitalization transactions.

         The recapitalization and merger was approved by the board of directors of O'Sullivan Holdings, the board of directors of OSI Acquisition, Inc. and a majority of the stockholders of O'Sullivan Holdings. We have accounted for the merger under recapitalization accounting. Under this method, the historical basis of our assets and liabilities were not affected.

THE RTA FURNITURE SEGMENT

         We are a leading designer, manufacturer and distributer of ready-to-assemble furniture products, with over 45 years of experience. We sell primarily to the rapidly growing home office and home entertainment markets. We manufacture approximately 450 stock keeping units of ready-to-assemble furniture at retail price points from $20 to $999. Our product offerings include ready-to-assemble desks, computer workcenters, home entertainment centers, audio equipment racks, pantries and microwave oven carts. We also manufacture a variety of other ready-to-assemble furniture for home office, home entertainment, bedroom and other home uses. We design our products to provide high quality, value and ease of assembly by the consumer using straight-forward, diagramed instructions. For the fiscal year ended June 30, 2000, we had net sales of $423.4 million, EBITDA of $36.2 million and a net loss of $3.2 million. At June 30, 2000, our assets totaled $296.1 million. For additional information regarding our sales, operating profits and assets, see the financial statements included in Part II, Item 8 of this report, "Financial Statements and Supplementary Data."

         We distribute our products primarily through office superstores, including OfficeMax, Office Depot and Staples, discount mass merchants, including Wal-Mart, Target and Kmart and home centers such as Lowe's, as well as through other retail channels. We own three modern manufacturing facilities totaling over 2.1 million square feet that are strategically located across the United States. This network of manufacturing facilities positions us closer to our customers and reduces freight costs. Freight costs represent a significant portion of total product cost.

         The $3.6 billion (at retail) ready-to-assemble segment of the North American furniture market grew at a compound annual growth rate of about 8.75% from 1992 through 1999, according to Furniture Today. This was significantly faster than the compound annual growth rate of the roughly $61 billion domestic residential furniture market from 1992 to 1999. The market for residential furniture, which includes upholstered furniture and wood furniture shipped fully assembled by the manufacturer, is influenced by a variety of factors, including home sales, housing starts and general economic conditions. We believe the faster growth of ready-to-assemble furniture products is the result of changes in the needs of consumers, changes in retail distribution channels and improvements in product quality.

    - CHANGES IN THE NEEDS OF CONSUMERS. Consumer demand for personal computers, which has been strong in part due to the rapid growth of the Internet, and for larger screen televisions and related equipment has driven the demand for more sophisticated ready-to-assemble home office and home entertainment furniture. We expect the demand for these product to continue as the number of households owning personal computers, home theaters and other audio and video equipment expands.

    - CHANGES IN RETAIL DISTRIBUTION CHANNELS. Office superstores and discount mass merchants have altered the way many products are sold in the United States. The ready-to-assemble furniture segment has been positively impacted by the rapid growth and increased market share of these retailers. These distribution channels accounted for over 50% of the domestic sales of ready-to-assemble furniture in 1999.

    - IMPROVEMENTS IN PRODUCT QUALITY. Improvements in equipment, software and manufacturing processes have enabled the ready-to-assemble furniture industry to produce higher quality, more durable products. As a result of these improvements, ready-to-assemble furniture has become more comparable in quality and durability to wood furniture shipped fully assembled by the manufacturer but remains relatively less expensive.

         We believe that these trends will continue to drive the growth of the ready-to-assemble segment of the retail furniture market.

COMPETITIVE STRENGTHS

         We believe that we are able to compete effectively due to the following strengths:

         Leading market share position. We believe we are the second largest North American ready-to-assemble furniture manufacturer in terms of domestic sales. We estimate our share of the ready-to-assemble furniture market in calendar 1999 was approximately 16%. Many of our largest customers, including office superstores and discount mass merchants, have substantial purchasing requirements across the country. We are able to satisfy these requirements because of our large manufacturing capacity and our innovative, high quality products.

         Leader in product quality, innovation and design. We believe that we are recognized as a leader in product quality, innovation and design in the ready-to-assemble furniture industry. Our computer-aided design software and our modern manufacturing processes enable us to develop more than 150 new products per year. Consequently, about one-third of our products are new each year. Our ability to innovate allows us to keep pace with changes in retailer and consumer tastes and demands.

         Well-established customer relationships. We have well established relationships with many of the largest retailers of ready-to-assemble furniture in the United States. These include office superstores like OfficeMax, Office Depot and Staples. They also include national discount mass merchants, like Wal-Mart, Target and Kmart. We have also established relationships with leading electronic superstores like Best Buy and Circuit City and with home centers such as Lowe's. We believe we have a long history as a trusted vendor and have earned a reputation for product quality and innovation, customer responsiveness and manufacturing flexibility.

         Recent capacity expansion and system upgrades position us for growth. In 1998, we completed a $20 million capacity expansion program in our Virginia plant. This expansion increased our total manufacturing capacity by approximately 15%. Another plant expansion is under construction in Virginia. We also recently completed a $13 million manufacturing equipment upgrade in our Missouri plant. In addition, we have upgraded our management information systems. This upgrade included a corporate-wide conversion to JD Edwards software. We also installed new point-of-sale analytical software that allows our sales force to better analyze sales trends and consumer preferences. In addition, we installed Pro-engineering, a computer-aided design software package. This software enhances our product design capabilities and reduces the time before newly conceived products reach the market.

         Low cost, geographically diversified manufacturing operations. We believe that we are a low-cost ready-to-assemble furniture producer due to our large scale, modern facilities and efficient manufacturing processes.

We are the only major ready-to-assemble furniture manufacturer with a plant in each of the eastern, central and western regions of the United States. Further, we are the only major manufacturer with a manufacturing facility in the western United States. This allows our plants to receive particleboard and fiberboard from the manufacturers located nearest to them. Our network of manufacturing facilities positions us closer to our customers. It also reduces shipping costs, which represent a significant proportion of product cost.

         Experienced management team with significant equity ownership. Our senior management team has extensive experience in the ready-to-assemble segment of the furniture industry. Our ten officers have been with us for an average of over 16 years. In addition, we have broadened our management's expertise by hiring executives from other leading manufacturers. Management participants in the recapitalization invested a total of $13.2 million. This retained equity includes an interest of approximately 27.1% in the outstanding common stock of O'Sullivan Holdings. As a result of their substantial equity interest, we believe the management participants in the recapitalization have a significant incentive to continue to increase our sales and profitability.

GROWTH STRATEGY

         Sales of ready-to-assemble furniture, although expanding more rapidly than sales of traditional casegood furniture, still represent only about 6% of the overall domestic residential furniture market. As the quality of ready-to-assemble furniture continues to improve, and office superstores and discount mass merchants continue to expand, we expect ready-to-assemble furniture to gain additional market share. The key elements of our growth strategy are as follows:

         Continue to develop a broad range of innovative, high quality products. We are dedicated to offering a broad range of high quality products at a variety of retail prices. We believe that by maintaining a broad product line we can appeal to a greater number of consumers and penetrate a larger number of distribution channels. We seek to drive demand for our products and maintain profitability in an otherwise price-rigid environment by providing a steady supply of high quality product introductions. In fiscal year 2000, we introduced approximately 230 new products.

         Further penetrate existing and new, growing distribution channels. Sales to office superstores and discount mass merchants, our core distribution channels, have grown at a compound annual growth rate of 16% since fiscal year 1995 to over $300 million in fiscal year 2000. To increase sales to our existing customer base, we have developed several initiatives. These initiatives include dedicated product lines, enhanced customer service and tailored marketing programs. We have also focused on increasing sales to other growing distribution channels. These channels include electronic specialty retailers and home improvement centers.

         Lower production costs. Producing ready-to-assemble furniture cost effectively is vital to our competitive position. This belief was the premise for our recently completed capital expansion and management information systems upgrade. Our capital investments have increased our total manufacturing capacity. New equipment and employee training have also improved our inventory management, order fulfillment rates and production efficiency. In addition, our JD Edwards and Pro-engineering software implementations have improved our customer responsiveness and product design capability.

         Remain committed to customer service. We are committed to providing superior customer service to maintain strong relationships with our customers. We strive to develop marketing strategies that are consistent with our customers' needs and their position in the marketplace. The recent investments we have made to improve our management information systems and increase our manufacturing capacity should enable us to provide a higher level of customer responsiveness, improve the look and quality of our products and enhance our ability to forecast orders.

PRODUCT OVERVIEW

         We group our product offerings into three distinct categories:

    - furniture for the home office, including desks, computer work centers, bookcases, filing cabinets and computer storage racks;
    - electronics display furniture, including home entertainment centers, home theater systems, television and stereo tables and cabinets, and audio and video storage racks; and
    - home decor furniture, including microwave oven carts, pantries, living room and recreation room furniture and bedroom pieces, including dressers, night stands and wardrobes.

The following is a description of some of our products.

                PRODUCT                              DESCRIPTION                          KEY CUSTOMERS
                -------                              -----------                          -------------
Living Dimensions...................     Contemporary small office/home        OfficeMax, Office Depot, Best Buy,
                                         office and entertainment              Office World, Circuit City
                                         furniture. Upscale features
                                         include Armortop(R) laminates and
                                         Quickfit(TM) fastener system.

Xpressions(TM).........................  Generation X targeted home office     Wal-Mart, Circuit City, Meijer,
                                         and entertainment furniture           Ames, Staples, Montgomery Ward
                                         collection.  Features include
                                         mini-stereo system compatibility,
                                         lavish media storage and youthful
                                         high contrast, two-tone finish.

French Gardens......................     Country French style collection       OfficeMax, Shopko, Montgomery Ward
                                         with antique Odessa Pine finish.
                                         Both home office and entertainment
                                         products.

Transitions.........................     Contemporary small office/home        Best Buy, Lowe's, Montgomery Ward
                                         office and entertainment furniture
                                         collection in a medium alder finish.

Diplomat............................     Modular home office/small office      Staples
                                         collection in snow maple and vivid
                                         beech finishes.

PRODUCT DESIGN AND DEVELOPMENT

          We believe we are an industry leader in product quality and innovation. We are committed to the continuing development of unique furniture that meets consumer needs. With over 50% of our sales to the home office market, we believe we are recognized as one of the industry's premier producers of contemporary home office ready-to-assemble furniture. As evidence of our commitment to quality and innovation, in the past three years we introduced an average of over 150 products per year. In the ready-to-assemble furniture industry, a new product can be a variation in color or styling of an existing product. By providing a continuous supply of new product introductions, we are able to drive demand for our products, which we believe will allow us to maintain our profit margins in an otherwise price-rigid environment.

         We maintain an in-house product design staff that collaborates with our marketing personnel and customers to develop new products based on demographic and consumer information. The product design professionals then work with our engineering division to produce full-scale prototypes. The engineering staff uses computer-aided design Pro-engineering software, which provides the latest three-dimensional graphics capabilities. Pro-engineering software allows a design engineer to accelerate the time-to-completion for a new product design. This allows us to reduce the time for newly conceived products to reach the market. We then show our prototypes to our customers to gauge interest. If initial indications of product appeal are favorable, we usually can commence production within twelve weeks. We spent approximately $1,000,000, $800,000 and $900,000 on product design and development in fiscal years 2000, 1999 and 1998, respectively.

CUSTOMERS

           Ready-to-assemble furniture is sold through a broad array of distribution channels, including discount mass merchants, office superstores, electronic superstores, national department stores and home centers. While the ready-to-assemble segment historically has been dominated by discount mass merchants like Wal-Mart, Target and Kmart, office superstores have quickly become the second largest distribution channel. The office superstores are the fastest growing channel.

           We have a large market share position in both of the two major distribution channels and longstanding relationships with key customers. In fiscal year 2000, over 60% of our sales were made through the office superstore and discount mass merchant channels. In that same period, sales to OfficeMax accounted for about 22% of our gross sales, Office Depot accounted for about 18% of our gross sales and Wal-Mart accounted for 11% of our gross sales. Similar to other large ready-to-assemble furniture manufacturers, our sales are fairly concentrated.

SALES AND MARKETING

         We manage our customer relationships both through our in-house sales force and a network of independent sales representatives. Key accounts like OfficeMax and Office Depot are called on jointly by our sales force and independent sales representatives. Smaller customers are serviced mainly by independent sales representatives, whose activities are reviewed by our in-house sales force.

         We work extensively with our customers to meet their specific merchandising needs. Through customer presentations and other direct feedback from the customer and consumers, we identify the consumer tastes and profiles of a particular retailer. With this information, we make product recommendations to our customers. We maintain a close dialogue with customers to ensure that the design and functional requirements of our products are fulfilled.

         Our products are promoted by our customers to the public under cooperative and other advertising agreements. Under these agreements, our products are advertised in newspaper inserts and catalogs, among other publications. We generally cover a portion of the customer's advertising expenses if the customer places approved advertisements mentioning us and our products by name. We may also provide support to some customers' advertising programs. We generally do not advertise directly to consumers. We do, however, advertise in trade publications to promote O'Sullivan as a producer of high quality ready-to-assemble furniture.

         We provide extensive service support to our customers. This support includes designing and installing in-store displays, educating retailers' sales forces and maintaining floor displays. We have been recognized for our commitment to our retail partners and have earned several awards in recent years.

         We participate in the eight-day furniture markets held in High Point, North Carolina in April and October of each year. High Point is the principal international market in the furniture industry. It attracts buyers from the United States and abroad. We maintain over 16,000 square feet of leased showroom space at High Point. We also maintain two other showrooms to market our product lines. In addition, we participate in other trade shows, including the international furniture show in Cologne, Germany.

         We sell our products throughout the United States and in Canada, Mexico, the United Kingdom and other countries. Export sales were $25.0 million, $26.5 million and $27.1 million in fiscal 2000, 1999 and 1998, respectively. In fiscal 2000 and 1998, international sales declined largely due to the strength of the dollar against the pound and lower sales to the Middle East. In fiscal 1999, international sales increased because of increased sales to the United Kingdom and the growth of international office superstores.

MANUFACTURING

         We operate three modern manufacturing facilities, which are described more fully below. They are located in Lamar, Missouri, South Boston, Virginia and Cedar City, Utah. In total, these facilities have over 2.1 million square feet.

    - Lamar, Missouri: Opened in 1965, this facility has about 1.1 million square feet. It is the largest of our three facilities and has the capability to produce our entire product offering. This facility also serves as our corporate headquarters.

    - South Boston, Virginia: Opened in 1989, our South Boston facility has been expanded to approximately 480,000 square feet. This includes a 100,000 square foot expansion in 1993 and an additional 30,000 square foot expansion in 1998. The South Boston facility has the capability to manufacture substantially all of our products. As a part of our expansion in 1998, we added a strip line, a laminator, a combi-former machine and a new wrap line to the facility. This facility is undergoing further expansion to increase its capacity.

    - Cedar City, Utah: This facility was opened in the spring of 1995. Our newest plant encompasses about 530,000 square feet. It has about 25% of the production capacity of our Lamar facility. We opened this facility in Utah to be closer to western customers and particleboard suppliers in order to reduce transportation costs.

         We have invested approximately $60.7 million in capital improvements to expand production capacity, increase manufacturing efficiency and install a new corporate-wide JD Edwards management information system since the beginning of fiscal year 1998. These efforts have provided significant production improvements, including:

    - Improved product styling and efficiency: We were one of the first ready-to-assemble furniture manufacturers to utilize combi-former machines. We installed our fourth combi-former machine in fiscal 2000. These machines provide a significant advantage in product styling by creating rounded and other curved edges on furniture parts.

    - Improved manufacturing efficiency: Our new equipment is highly automated and efficient. However, it is also complex and requires extensive training. As our employees have become more familiar with the new equipment, their productivity has improved.

    - Increased manufacturing flexibility: The new equipment installed at our South Boston, Virginia plant has provided expanded capacity and manufacturing flexibility. As a result, the South Boston facility is now capable of manufacturing a broader spectrum of parts. Some of these parts were formerly manufactured only in our Lamar plant. We believe that our expanded manufacturing capacity will increase manufacturing flexibility, reduce freight costs and allow us to better serve East Coast markets.

RAW MATERIALS


         The materials used in our manufacturing operations include particleboard, fiberboard, coated paper laminates, glass, furniture hardware and packaging materials. Our largest raw material cost is particleboard. We purchase all of our raw material needs from outside suppliers. We buy our particleboard and fiberboard at market-based prices from several independent wood product suppliers. We purchase other raw materials from a limited number of vendors. These raw materials are generally available from other suppliers, although the cost from alternate suppliers might be higher.

         As is customary in the ready-to-assemble furniture industry, we do not maintain long-term supply contracts with our suppliers. We do, however, have long standing relationships with all of our key suppliers and encourage supplier partnerships. Our supplier base is sufficiently diversified so that the loss of any one supplier in any given commodity should not have a material adverse effect on our operations. We have never been unable to secure needed raw materials. However, there could be adverse effects on our operations and financial condition if we are unable to secure necessary raw materials like particleboard and fiberboard.

         Because we purchase all of our raw materials from outside suppliers, we are subject to fluctuations in prices of raw materials. For example, our results of operations were significantly affected in fiscal year 2000 by higher particleboard, fiberboard and cartoning costs. Future increases in the price of raw materials could again affect our results of operations. See "Cautionary Statement Regarding Forward Looking Information and Risk Factors" in Item 7 of
Part II of this report.

COMPETITION

         The residential furniture market is very competitive and includes a large number of both domestic and foreign manufacturers. Our competitors include manufacturers of both ready-to-assemble and assembled furniture. Although a large number of companies manufacture ready-to-assemble furniture, the top five ready-to-assemble furniture manufacturers accounted for an estimated 76% of the domestic ready-to-assemble furniture market in 1999. Our top five competitors in terms of market share of the ready-to-assemble segment are Sauder Woodworking, Inc., Bush Industries, Inc., Dorel Industries, Inc., Mills Pride and Creative Interiors. Some of our competitors have greater sales volume and financial resources.

         We, along with some of our competitors, have continued to increase production capacity significantly as the market for ready-to-assemble furniture has grown. The current increases in production capacity could cause excess capacity and increased competition if anticipated sales increases do not materialize. This could adversely affect our margins and results of operations.

PATENTS AND TRADEMARKS

         We have a United States trademark registration and international trademark registrations or applications for the use of the O'Sullivan(R) name on furniture. We believe that the O'Sullivan name and trademark are well-recognized and associated with high quality by both our customers and consumers and are important to the success of our business. Our products are sold under a variety of trademarks in addition to O'Sullivan. Some of these names are registered trademarks. We do not believe that the other trademarks we own enjoy the same level of recognition as the O'Sullivan trademark. We also do not believe that the loss of the right to use any one of these other trademarks would be material to our business. We hold a number of patents and licenses. None of these patents and licenses are individually considered by us to be material to our business.

SHIPPING

         We offer customers the choice of paying their own freight costs or having us absorb freight costs. If we absorb the freight costs, our product prices are adjusted accordingly. When we pay freight costs, we use independent trucking companies with whom we have negotiated competitive transportation rates.

BACKLOG

         Our business is characterized by short-term order and shipment schedules of generally less than two weeks. Accordingly, we do not consider backlog at any given date to be indicative of future sales.

SEASONALITY

         We generally experience a somewhat higher level of sales in the second and third quarters of our fiscal year in anticipation of and following the holiday selling seasons.

INSURANCE

         We maintain liability insurance at levels that we believe are adequate for our needs. We believe these levels are comparable to the level of insurance maintained by other companies in the furniture manufacturing business.

EMPLOYEES

         As of June 30, 2000, we had approximately 2,700 employees. Sixty-three percent of these employees are located in Lamar. None of our employees are represented by a labor union. We believe that we have good relations with our employees.

ENVIRONMENTAL AND SAFETY REGULATIONS

         Our operations are subject to extensive federal, state and local environmental laws, regulations and ordinances. Some of our operations require permits. These permits are subject to revocation, modification and renewal by governmental authorities.

         Governmental authorities have the power to enforce compliance with their regulations. Violators may be subject to fines, injunction or both. Compliance with these regulations has not in the past had a significant effect on our earnings, capital expenditures or competitive position. We anticipate increased federal and state environmental regulations affecting us as a manufacturer, particularly regarding emissions and the use of various materials in our production process. In particular, regulations to be issued under the Clean Air Act Amendments of 1990 could subject us to new standards regulating emissions of some air pollutants from our wood furniture manufacturing operations. We cannot at this time estimate the impact of these new standards on our operations, future capital expenditure requirements or the cost of compliance. We have applied for air emission permits under Title V of the Clean Air Act Amendments of 1990, and a draft of the permit is under review.

         Our manufacturing process creates by-products, including sawdust and particleboard flats. At the South Boston facility, this material is given to a recycler or disposed of in landfills. At the Lamar facility, the material has been sent to a recycler and off-site disposal sites. Wood by-products generated at the Cedar City facility are shipped to a local landfill. Our by-product disposal costs were approximately $1.9 million for fiscal 2000, $1.8 million for fiscal 1999 and $1.2 million for fiscal 1998.

         Our manufacturing facilities ship waste products to various disposal sites. If our waste products include hazardous substances and are discharged into the environment, we are potentially liable under various laws. These laws may impose liability for releases of hazardous substances into the environment. These laws may also provide for liability for damage to natural resources. One example of these laws is the federal Comprehensive Environmental Response, Compensation and Liability Act. Generally, liability under this act is joint and several and is determined without regard to fault. In addition to the Comprehensive Environmental Response, Compensation and Liability Act, similar state or other laws and regulations may impose the same or even broader liability for releases of hazardous substances.

         We have been designated as a potentially responsible party under the Arkansas Remedial Action Trust Fund Act for the cost of cleaning up a disposal site in Diaz, Arkansas. We entered into a de minimis buyout agreement with some of the other potentially responsible parties. We have contributed $2,000 to date toward cleanup costs under this agreement. The agreement subjects potentially responsible parties to an equitable share of any additional contributions if cleanup costs exceed $9 million. In this event, we would be liable for our share of the excess. Cleanup expenses have approached $9 million. The state has approved a plan providing that groundwater at the site be monitored. No further remediation activity is necessary unless further problems are discovered. The monitoring activities should not require the potentially responsible parties to make additional payments. We believe that the amounts we may be required to pay in the future, if any, relating to this site will be immaterial.

         Our operations also are governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and related regulations. Additionally, some of our products must comply with the requirements and standards of the United States Consumer Products Safety Commission. We believe that we are in substantial compliance with all of these laws and regulations.

ITEM 2. PROPERTIES.

         O'Sullivan owns three manufacturing, warehouse and distribution facilities. The Lamar, Missouri facility, which also serves as O'Sullivan's headquarters, consists of approximately 1,094,000 square feet. The South Boston, Virginia facility has approximately 480,000 square feet, and the Cedar City, Utah facility has approximately 530,000 square feet.

         O'Sullivan has minimal unused land at Lamar on which it could build new production or warehouse facilities. It does have excess land at South Boston and Cedar City which may be used for expansion.

         O'Sullivan also leases space for showrooms in High Point, North Carolina and Bentonville, Arkansas. It leases warehouse space in Lamar and Neosho, Missouri and South Boston, Virginia.

         O'Sullivan's Canadian operations are in a leased facility in Markham, Ontario. O'Sullivan's United Kingdom operations are in a leased facility in Oxfordshire.

         O'Sullivan considers its owned and leased facilities to be adequate for the needs of O'Sullivan and believes that all of its owned and leased properties are well maintained and in good condition.

ITEM 3. LEGAL PROCEEDINGS.

         Prior to O'Sullivan Holdings' initial public offering in 1994, we were owned by Tandy Corporation. As part of the initial public offering, O'Sullivan Holdings entered into a tax sharing and tax benefit reimbursement agreement with Tandy. The structure of the public offering increased the basis in our assets for tax purposes. This basis increase reduces the amount of gain we recognize upon sales of our assets and increases our annual tax deductions for depreciation and amortization. This increase in deductions reduces the amount of income taxes that we pay. Under the tax sharing agreement, O'Sullivan Holdings agreed to pay Tandy nearly all of any benefit we receive from this reduction in our taxable income. Our taxable income is determined after taking into account all of our other deductible expenses. The annual payment to Tandy under the tax sharing agreement was $4.3 million for fiscal 2000, $9.7 million for fiscal 1999 and $11.7 million for fiscal 1998. This agreement will remain in effect until 2033. However, under the terms of the tax sharing agreement, O'Sullivan Holdings and Tandy are expected to negotiate a final payment and termination date of the agreement in 2009.

         Since the initial public offering, in determining the benefit payment to Tandy under the tax sharing agreement, we have deducted our interest expense. We are incurring a significant increase in interest expense associated with our higher debt levels in connection with the financing of the recapitalization and merger. We believe that this increased interest expense, and certain expenses incurred to consummate the recapitalization and merger, should be taken into account in determining the payments O'Sullivan Holdings is required to make to Tandy under the tax sharing agreement, and Tandy does not. Under the tax sharing agreement, disputes between the parties must be referred to the chief executive officers. If they are unable to resolve the dispute, it is to be resolved by a public accounting firm or a law firm reasonably satisfactory to Tandy and O'Sullivan Holdings.

         On June 29, 1999, Tandy filed a complaint against O'Sullivan Holdings in the District Court of Texas in Tarrant County. Tandy's complaint sought a court order compelling O'Sullivan Holdings to submit to a dispute resolution process. Alternatively, the complaint sought a declaratory judgment that after the merger O'Sullivan Holdings must continue to make tax-sharing payments to Tandy as if the merger had not occurred. On September 9, 1999, Tandy filed a motion for summary judgment in its lawsuit against O'Sullivan Holdings. On October 8,

1999, Tandy's motion was denied, as was all other relief sought by Tandy, except that O'Sullivan Holdings was directed to commence dispute resolution procedures before an arbitrator, according to the terms of the tax sharing agreement. Arbitrators have been selected to hear the dispute, and discovery is in process. To support its motion for summary judgment, Tandy referred to a letter it received from its independent outside auditors, PricewaterhouseCoopers LLP. PricewaterhouseCoopers audits both Tandy's financial statements and our financial statements. The PricewaterhouseCoopers letter advised Tandy on how PricewaterhouseCoopers expected the tax sharing agreement would operate, if certain assumptions were valid. On its face, the letter made clear that it was not expressing an "opinion" on how the actual dispute between Tandy and O'Sullivan Holdings would in fact be resolved, and the letter addressed assumptions that PricewaterhouseCoopers had been given by Tandy.

         O'Sullivan Holdings' annual report to stockholders on SEC Form 10-K for fiscal 1999 disclosed these facts, and expressed management's view, based on an opinion of our outside counsel, that Tandy's position in its suit was without merit. Because PricewaterhouseCoopers both wrote its letter to Tandy but did not object to the inclusion of our management's view in the Form 10-K on the merits of Tandy's lawsuit, the SEC Staff asked O'Sullivan Holdings to clarify "whether PricewaterhouseCoopers has a reasonable basis to doubt management's view that Tandy's lawsuit has no merit." In our view, PricewaterhouseCoopers had a reasonable basis for its acquiescence in the footnote disclosure in the Form 10-K that Tandy's position was without merit. First, O'Sullivan Holdings received an opinion from our outside counsel that supports our view that Tandy's position in the litigation was without merit. That opinion was made available to PricewaterhouseCoopers in connection with its annual audit, and clearly supports the decision not to object to the inclusion of that footnote in O'Sullivan Holdings' financial statements. Second, PricewaterhouseCoopers also has advised O'Sullivan Holdings that its letter was predicated on assumptions it now understands are not relevant to the merger as presently structured, and therefore, PricewaterhouseCoopers has reaffirmed that its original letter did not attempt to offer an expert opinion to Tandy on the merger or predict the actual outcome of the litigation between Tandy and us. Neither PricewaterhouseCoopers nor we believe there is any inconsistency between PricewaterhouseCoopers' original letter and its non-objection to the inclusion of that footnote disclosure in the Form 10-K. In light of PricewaterhouseCoopers' response, the PricewaterhouseCoopers letter had no relevance to the merger. However, we have included this discussion of the PricewaterhouseCoopers letter because the SEC requested that it be included in the proxy statement relating to the merger.

         Finally, the Staff suggested that its concerns about this situation could be eliminated if PricewaterhouseCoopers were to withdraw the letter to Tandy. But, since the letter is not an expert opinion on any pending matter, a position PricewaterhouseCoopers has since reaffirmed to us, we do not believe there is any reason for PricewaterhouseCoopers formally to withdraw its letter.

         O'Sullivan Holdings believes it is now, and expects to continue to be, in full compliance with the tax sharing agreement. O'Sullivan Holdings believes that Tandy's position is without merit and intends to defend itself vigorously. However, if Tandy's interpretation prevails over ours and our increased interest and other merger-related expenses are not allowable in determining our payment to Tandy, payments to Tandy may exceed $6.8 million more than we currently anticipate for fiscal years 2000 and 2001 combined. See "Cautionary Statement Regarding Forward Looking Statements and Risk Factors" in Item 7 of Part II of this report.

         Litigation Challenging the Merger. On May 18, 1999, five lawsuits were filed as class actions by stockholders in the Delaware Court of Chancery seeking to enjoin the recapitalization and merger or, in the alternative, to rescind the recapitalization and merger and recover monetary damages. The complaints named as defendants O'Sullivan, all of its directors and, in some cases, BRS. The complaints allege that our directors breached their fiduciary duties by approving the recapitalization and merger. The complaints also alleged that the price terms of the merger were inadequate and unfair to O'Sullivan's stockholders. In addition, the complaints alleged that the management participants in the recapitalization and merger had conflicts of interest that prevented them from acting in the best interests of O'Sullivan's stockholders and that made it inherently unfair for BRS and the management participants in the buyout to acquire 100% of the O'Sullivan stock. In the cases naming BRS as a defendant, BRS was alleged to have aided and abetted the alleged breaches of fiduciary duties. These lawsuits were dismissed without prejudice in March 2000.

         Other Litigation and Claims. In addition, we are a party to various pending legal actions arising in the ordinary operation of our business. These include product liability claims, employment disputes and general business disputes. We believe that these actions will not have a significant negative effect on our operating results and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders of O'Sullivan during the quarter ended June 30, 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

         Our common stock is owned by O'Sullivan Holdings, so there is no established public market for our common equity.

         In connection with the recapitalization and merger, O'Sullivan Industries issued 100,000 units, each consisting of $1,000 principal amount of its 13_% senior subordinated notes due 2009 and one warrant to purchase shares of O'Sullivan Holdings common stock and one warrant to purchase shares of O'Sullivan Holdings Series B junior preferred stock. The offering was exempt under Section 4 of the Securities Act of 1933, as amended, since the units were offered only to a limited number of highly sophisticated institutional investors. We sold the units to Lehman Brothers as underwriter. The offering price, before expenses, was $980.46 per unit. In connection with the placement of the units, we paid Lehman Brothers $3.4 million in fees and expenses.

         The warrants to purchase shares of O'Sullivan Holdings common stock are for an aggregate of 93,273 shares. The exercise price for the warrants is $0.01 per share. The warrants to purchase shares of O'Sullivan Holdings Series B junior preferred stock are for an aggregate of 39,273 shares at an exercise price of $0.01 per share. The warrants expire on October 15, 2009 if not sooner exercised.

         ITEM 6. SELECTED CONSOLIDATED HISTORICAL FINANCIAL INFORMATION.

         The selected historical consolidated results of operations and balance sheet data for the five years ended June 30, 2000 are derived from O'Sullivan's audited financial statements. This selected consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Consolidated Financial Statements and Related Notes," in Part II of this report.

                                                                        For the year ended June 30,
                                                        -----------------------------------------------------------
                                                           2000         1999        1998         1997        1996
                                                        ----------   ----------  ----------   ----------  ---------
                                                                              (in thousands)
Earnings Data:
Net sales                                               $ 423,425    $ 379,632   $ 339,407    $ 321,490   $ 291,766
Cost of sales                                             298,387      267,630     244,086      230,578     229,262
                                                        ----------   ----------  ----------   ----------  ---------
Gross profit                                              125,038      112,002      95,321       90,912      62,504
Selling, marketing and administrative                      82,244       74,962      69,212       62,137      52,691
Compensation expense associated with stock
   options                                                 10,627            -           -            -           -
Loss on settlement of interest rate swap                      408            -           -            -           -
Restructuring charges                                           -            -           -            -       5,212
                                                        ----------   ----------  ----------   ----------  ---------
Operating income                                           31,759       37,040      26,109       28,775       4,601
Interest expense, net                                      17,445        2,844       2,468        2,327       3,831
Income before income tax provision and
   extraordinary item                                      14,314       34,196      23,641       26,448         770
Income tax provision                                        5,153       12,311       8,742       10,050         433
                                                        ----------   ----------  ----------   ----------  ---------
Net income before extraordinary item                        9,161       21,885      14,899       16,398         337
Extraordinary loss from early extinguishment of
   debt, net of income tax benefit                          (305)            -           -            -           -
                                                        ----------   ----------  ----------   ----------  ---------
Net income                                               $  8,856    $  21,885   $  14,899    $  16,398   $     337
                                                        ==========   ==========  ==========   ==========  =========
Cash flow provided by operating activities               $ 40,161    $  25,297   $  27,164    $  23,512   $  25,345
Cash flow used for investing activities                   (16,559)     (15,779)    (28,359)     (15,825)     (4,403)
Cash flow used by financing activities                    (15,475)      (7,588)     (3,970)      (1,218)    (21,000)

EBITDA (1)                                               $ 47,175    $  51,002   $  37,669    $  38,735   $  13,836
Depreciation and amortization                              15,416       13,962      11,560        9,960       9,235
Capital expenditures                                       16,559       15,779      28,359       15,825       4,403

                                                                                 June 30,
                                                        -----------------------------------------------------------
                                                           2000         1999        1998         1997        1996
                                                        ----------   ----------  ----------   ----------  ---------
                                                                              (in thousands)
Balance Sheet Data:
------------------
Working capital                                          $ 93,534    $  85,262   $  72,893    $  82,045   $  71,136
Total assets                                              296,289      266,967     250,314      232,607     212,317
Long-term debt                                            235,708       22,000      30,000       30,000      30,000
Stockholders' equity (deficit)                            (7,857)      157,103     135,225      120,375     103,982

----------------------------------

         (1) EBITDA means earnings before interest expense and interest income, income taxes, depreciation and amortization. EBITDA is presented here to provide additional information about our operations. This item should be considered in addition to, but not as a substitute for or superior to, operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles. EBITDA may differ in the method of calculation from similarly titled measures used by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the more detailed information in the historical financial statements, including the related notes thereto, appearing elsewhere in this report.

OVERVIEW.

         The domestic ready-to-assemble furniture market has experienced significant growth over the past several years and has emerged as a key component of the overall U.S. home and office furnishings industry. Our company is the second largest ready-to-assemble furniture manufacturer in the United States in terms of domestic sales with over 45 years of experience. We design, manufacture and distribute a broad range of RTA furniture products--bookcases, cabinets, computer workcenters, desks, entertainment centers and stereo racks--with retail prices ranging from $20 to $999. In recent years, we have committed substantial resources to the development and implementation of a diversified sales, marketing and product strategy in order to capitalize on growth opportunities presented by emerging retail channels of distribution and changes in consumer demographics and preferences. We have structured our business to offer a wide variety of RTA furniture products through increasingly popular retail distribution channels, including office superstores, discount mass merchants, electronic superstores, department stores, home improvement centers and home furnishings retailers. We continue to strive towards building long-term relationships with quality retailers in existing and emerging high growth distribution channels to develop and sustain our future growth.

         We purchase large quantities of raw materials including particleboard and fiberboard. We are dependent on our outside suppliers for all of these raw materials. Therefore, we are subject to changes in the prices charged by our suppliers. In fiscal 2000, our profits were reduced by price increases of these commodities.

         In fiscal 1999 and 2000, our net sales increased in excess of 10% per year, reflecting the strong growth for the RTA furniture market and the strong U.S. economy generally. In the first quarter of fiscal 2001, however, this growth stalled, reflecting an industry slowdown and caution about the U.S. economy generally. We currently expect that our sales for the first quarter of fiscal 2001 will be down mid-single digits from the prior year due primarily to Service Merchandise who is no longer selling home office or entertainment furniture.

         While we have confidence in the future of the RTA furniture industry, we cannot yet predict when our sales will return to their historical growth rates. The sales decline will also reduce our first quarter gross profit and operating income, EBITDA and net income.

RESULTS OF OPERATIONS.

         The following table sets forth the approximate percentage of items included in the Consolidated Statement of Operations relative to net sales for the three-year period ended June 30, 2000:

                                                                                         YEAR ENDED JUNE 30,
                                                                                 ----------------------------------
                                                                                  2000         1999           1998
Net sales                                                                        100.0%       100.0%         100.0%

Cost of sales                                                                     70.5%        70.5%          71.9%
Gross margin                                                                      29.5%        29.5%          28.1%
Selling, marketing and administrative expenses                                    19.4%        19.7%          20.4%
Compensation expense associated with stock options                                 2.5%           --             --
Loss on settlement of interest rate swap                                           0.1%           --             --
Operating income                                                                   7.5%         9.8%           7.7%
Interest expense, net                                                              4.1%         0.7%           0.7%
Income tax expense                                                                 1.2%         3.2%           2.6%
Extraordinary loss from early extinguishment of debt, net of income
  tax benefit of $171                                                              0.1%           --             --
Net income                                                                         2.1%         5.8%           4.4%
Depreciation and amortization                                                      3.6%         3.7%           3.4%


YEAR ENDED JUNE 30, 2000 COMPARED TO THE YEAR ENDED JUNE 30, 1999.

         Net sales. Net sales increased by $43.8 million, or 11.5%, to $423.4 million in fiscal 2000, up from $379.6 million in fiscal 1999. The increase in net sales was primarily driven by a 10.1% increase in the number of units sold and, to a lesser extent, a 2.5% increase in the average selling price. Strong sales increases to the office superstore, home improvement and electronic specialty retailer channels accounted for the sales increase, partially offset by a decline in sales to the department store/catalog showroom, regional mass merchant, OEM and export channels. Consumer demand for our product was driven by the increase of multi-computer households, the continued growth of small businesses, especially home-based businesses, aggressive promotional efforts of certain retailers, additional floor space allotted to our category by certain retailers in the home improvement channel and new store openings.

         In March 1999, Service Merchandise Co., one of our largest customers, filed for bankruptcy protection under Chapter 11. We are currently shipping to Service Merchandise while it operates under Chapter 11 bankruptcy protection, which gives certain priority claims to vendors in the event of liquidation. On February 22, 2000, Service Merchandise announced that as part of its bankruptcy reorganization plan, it would no longer sell a number of product lines, including home office and entertainment furniture. Service Merchandise, however does plan to continue selling kitchen furniture. This decision substantially reduced our sales to Service Merchandise in fiscal 2000. We expect that our sales will be further reduced or eliminated in fiscal 2001 and thereafter. Gross sales to Service Merchandise declined from approximately 7% of our gross sales in fiscal 1999 to approximately 4% of our gross sales in fiscal 2000.

         Sales declines in the other channels were due to the bankruptcy of certain regional mass merchants, the discontinuance of our category or our product line in certain department stores, and the replacement of an overseas distributor.

         Slower economic growth and weaker retail sales have softened the sales impact that we expected in the first quarter of fiscal 2001, and we now expect sales in the first quarter of fiscal 2001 to be down mid-single digits from net sales for the first quarter of fiscal 2000 due primarily to a major customer who is no longer selling home office or entertainment furniture.

         Gross profit. Our gross profit for fiscal 2000 was $125.0 million, an increase of $13.0 million, or 11.6%, from $112.0 million in fiscal 1999. The gross profit margin was virtually unchanged at 29.5%. The increase in gross profit dollars was primarily from increased sales volume, increased productivity and our value analysis program offset by higher material costs. During fiscal 1999, we incurred higher labor and overhead costs associated with the implementation of new manufacturing equipment and related adaptation of manufacturing processes.

         In the fourth quarter of fiscal 1999, certain key commodity suppliers announced price increases that were followed by additional price increases throughout the fiscal year. We estimate that higher prices increased our cost of sales by approximately $5.0 million during fiscal 2000. We were able to minimize the effect of these increases through our value analysis program and productivity gains in manufacturing and decreased overhead on a per unit basis due to increased volume and capacity utilization rates. We believe that we can continue to partially offset the effect of such increases through the programs mentioned above and through the eventual inclusion of the higher costs in the selling price of our products. We do not expect further price increases, and in fact, anticipate a softening in the demand and pricing for certain commodities. However, there can be no assurance that commodity prices will remain constant or decline in the future, or that we will be successful in offsetting any future potential price increases.

         Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses increased to $82.2 million, or 19.4%, of sales from $75.0 million or 19.7% of sales in fiscal 1999. The majority of the dollar increase in selling, marketing and administrative expenses was due to higher promotional, freight and commission expenses associated with increased sales activity. Salaries, wages and associated taxes and benefits also increased as additional resources were allocated to in-house training. Legal expenses associated with the exchange offering for the senior subordinated notes and arbitration proceedings with Tandy and BRS management fees subsequent to the recapitalization also contributed to the increase in selling, marketing and administrative expenses.

         Merger related and other special charges. For fiscal 2000, O'Sullivan incurred compensation expense in connection with stock options related to the merger of $10.6 million. Additionally, we incurred a charge of $408,000 for the settlement of an interest rate swap agreement entered into in fiscal 1997. Both the compensation expense from stock options and the loss on the settlement of the interest rate swap have been included as separate line items in the accompanying consolidated statement of operations.

         Depreciation and amortization. Our depreciation and amortization expenses increased $1.4 million to $15.4 million in fiscal 2000 from $14.0 million in fiscal 1999. The increase in depreciation and amortization expense was due to capital additions of $16.6 million in fiscal 2000 and $15.8 million in fiscal 1999. The expenditures were primarily for completion of the capacity expansion program at our Virginia plant, capacity expansion at our Utah plant and upgrading manufacturing equipment at our Missouri plant.

         Operating Income. Operating income, including merger related expenses and other special charges, decreased $5.2 million to $31.8 million in fiscal 2000 from $37.0 million in fiscal 1999. The decrease was due to the merger related and other special charges which totaled $11.0 million.

         Excluding merger related and other special charges, operating income increased $5.8 million, or 15.7%, to $42.8 million in fiscal 2000 from $37.0 million in fiscal 1999. The increase in operating income was primarily due to increased sales volume and increased productivity offset by higher material costs, higher selling, marketing and administrative costs associated with increased sales volume and additional depreciation expense.

         Net interest expense. Net interest expense increased from $2.8 million in fiscal 1999 to $17.4 million in fiscal 2000. The interest expense increased due to the higher level of borrowings associated with the financing of the merger. The merger closed on November 30, 1999, so only seven months of increased expense associated with the new debt is reflected in the fiscal year results.

         Extraordinary item. O'Sullivan repaid private placement notes with a principal amount of $16.0 million for $16.5 million on November 30, 1999. The $476,000 prepayment fee has been recognized as an extraordinary loss of $305,000, net of the related tax benefit.

         Income tax expense. Income tax expense decreased by $7.2 million, or 58.5%, to $5.2 million in fiscal 2000 from $12.3 million in fiscal 1999. The effective tax rate in both fiscal 1999 and fiscal 2000 was 36.0%.

         Net income. As a result of the above factors, net income decreased by $13.0 million from net income of $21.9 million in fiscal 1999 to net income of $8.9 million in fiscal 2000.

         EBITDA. EBITDA, which we define as earnings before interest income and interest expense, income taxes, depreciation and amortization, decreased $3.8 million to $47.2 million in fiscal 2000 from $51.0 million in fiscal 1999. EBITDA decreased primarily due to the merger related costs and other special charges associated with the merger offset to some degree by increased earnings due to increased sales volume and productivity. Excluding merger related and other special charges, EBITDA would have increased $7.2 million to $58.2 million in fiscal 2000 from $51.0 million in fiscal 1999.

         EBITDA is presented to provide additional information about our operations. This item should be considered in addition to, but not as a substitute for or superior to, operating income, net income, operating cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles. EBITDA may differ in the method of calculation from similarity titled measures used by other companies.

YEAR ENDED JUNE 30, 1999 COMPARED TO THE YEAR ENDED JUNE 30, 1998.

         Net sales. Net sales increased by $40.2 million, or 11.9%, to $379.6 million in fiscal 1999, up from $339.4 million in fiscal 1998. The increase in net sales was primarily driven by a 10.9% increase in the number of units sold and, to a lesser extent, a 1.0% increase in the average selling price. Strong increases in net sales to the national discount mass merchant, electronic specialty retailer and office superstore channels accounted for the sales increase, offset by a decline in sales to the regional mass merchant, department store/catalog showroom, home improvement, original equipment manufacturer and export channels. Consumer demand for our products was driven by market growth fueled by the robust growth of the sub-$1,000 computer market, sales efforts targeted toward specific rapidly growing customers, the success of new product introductions, additional floor space and resources provided by retailers for ready-to-assemble furniture and new store openings by certain retailers.

         In March 1999, Service Merchandise Co., one of our largest customers, filed for bankruptcy protection under Chapter 11. In addition Montgomery Ward & Co. exited Chapter 11 on August 2, 1999. If Service Merchandise, Montgomery Ward or another major customer liquidates or ceases or substantially reduces its purchase of products from us, we cannot assure you that we will be able to replace these sales.

         Gross profit. Our gross profit for fiscal year 1999 was $112.0 million, an increase of $16.7 million, or 17.5%, from $95.3 million in fiscal 1998. This increase was attributable to higher net sales and an improvement in the gross profit margin, which increased by 140 basis points to 29.5% in fiscal 1999 from 28.1% in fiscal 1998. The increase in gross margin was primarily attributable to increased unit sales and, to some extent, lower material costs due to our on-going value-engineering program and improved manufacturing productivity. These increases were somewhat offset by the increase in net sales to discount mass merchants which normally has lower gross profit margins.

         Selling, marketing and administrative expenses. Selling, marketing and administrative expenses increased by $5.8 million, or 8.3%, to $75.0 million in fiscal 1999, from $69.2 million in fiscal 1998. The increase in selling, marketing and administrative expenses was due primarily to $3.2 million of higher advertising and out-bound freight expense directly associated with higher net sales levels and customer mix and $2.3 million in higher profit sharing and incentive compensation costs resulting from our improved financial results. These increases were partially offset by lower commission expense resulting from management's emphasis on reducing costs, and to some extent lower bad debt expense related to the purchase and initiation of credit insurance during fiscal 1999. As a percentage of sales, selling, marketing and administrative expenses decreased by 70 basis points to 19.7% of sales in fiscal 1999 from 20.4% of sales in fiscal 1998 primarily from improved economies of scale.

         Depreciation and amortization. Our depreciation and amortization expenses increased $2.4 million, or 20.7%, to $14.0 million in fiscal 1999 from $11.6 million in fiscal 1998. The increase in depreciation and amortization expense was due to capital additions of $15.8 million in fiscal 1999 and $28.4 million in fiscal 1998. The expenditures were primarily for capacity expansion in our Virginia plant and upgrading manufacturing equipment in our Missouri plant.

         Operating income. Operating income increased by $10.9 million, or 41.9%, to $37.0 million in fiscal 1999 from $26.1 million in fiscal 1998.

         Net interest expense. Net interest expense increased by $400,000 to $2.8 million in fiscal 1999. The increase was due largely to the refinancing of our $10.0 million of industrial revenue bonds in the second quarter of fiscal 1999, which triggered a one-time charge of $300,000 to pay the call premium.

         Income tax expense. Income tax expense increased by $3.6 million, or 41.4%, to $12.3 million in fiscal 1999 from $8.7 million in fiscal 1998. Our effective tax rate for fiscal 1999 was 36.0%, down slightly from 37.0% in fiscal 1998.

         Net income. As a result of the above factors, net income increased by $7.0 million, or 47.0%, to $21.9 million in fiscal 1999 from $14.9 million in fiscal 1998.

         EBITDA. EBITDA, which we define as earnings before interest income and interest expense, income taxes and depreciation and amortization, increased by $13.3 million, or 35.3%, to $51.0 million in fiscal 1999. The increase in EBITDA for fiscal 1999 was driven by increased sales volumes, productivity gains in our three manufacturing plants, improved absorption of overhead costs associated with increased net sales and the success of our value analysis program. These gains were somewhat offset by increased profit sharing and incentive compensation costs as well as higher outbound freight and advertising expenses associated with sales volume increases and customer mix.

BACKLOG.

         Our business is characterized by short-term order and shipment schedules of generally less than two weeks. Accordingly, we do not consider backlog at any given date to be indicative of future sales.

LIQUIDITY AND CAPITAL RESOURCES.

         Our primary sources of liquidity are cash flow from operations and borrowings under our senior secured credit facility, which is discussed below. Our liquidity requirements will be to pay our debt, including interest expense under the senior credit facilities and the notes, payments to Tandy and to provide for working capital and capital expenditures.

         Working capital. As of June 30, 2000, we had cash and cash equivalents of $11.9 million compared to $3.7 million at June 30, 1999. Net working capital was $93.5 million at June 30, 2000 compared to $85.3 million at June 30, 1999. The $8.2 million increase in net working capital resulted primarily from the increased cash balance and increased investments in inventory partially offset by a reduction in trade receivables. Inventory investment increased to support higher sales volumes and in anticipation of stronger sales during the late summer and early fall selling seasons. The decline in trade receivables was due to changes in payment terms with certain customers resulting in quicker cash receipt.

         Operating Activities. Net cash provided by operating activities was $40.2 million in fiscal 2000 compared to $25.3 million in fiscal 1999. The increase of $14.9 million in cash flows from operations was due to less cash needed to finance receivables and inventories plus more cash generated by increases in accounts payable, accrued liabilities and income taxes payable when compared to the prior year, due primarily to increased accrued interest expense and longer payables terms. Partially offsetting these items was less cash generated by net income because of the $10.6 million non-cash charge for compensation expense associated with stock options.

         Investing Activities. We invested $16.6 million for capital expenditures in fiscal 2000 compared to $15.8 million during the previous fiscal year. The expenditures increased the capacity of our Virginia and Utah plants and upgraded equipment at our Missouri location. Our ability to make future capital expenditures is subject to certain restrictions under our senior credit facilities.

         Financing Activities. On November 30, 1999 we completed our merger and recapitalization. Our consolidated indebtedness at June 30, 2000 was $244.0 million, consisting of the following.

         - $100.0 million in 13-3/8% senior subordinated notes due 2009 issued with warrants to purchase 6.0% of O'Sullivan Holdings common and Series B junior preferred stock on a fully diluted basis. These warrants were assigned a value of $3.5 million. These notes were issued at a price of 98.046% providing $98.0 million in cash proceeds before expenses related to the issuance.

         - $134.0 million in senior secured credit facilities consisting of a sixty-three month $34.0 million term loan, a seven and one-half year $100.0 million term loan and a $40.0 million revolving line of credit, currently with no borrowings. The revolving line of credit has a $15.0 million sub-limit for letters of credit, of which we are currently utilizing approximately $12.8 million.

         -    $10.0 million in variable rate industrial revenue bonds.

         O'Sullivan paid a dividend of approximately $186.8 million to O'Sullivan Holdings and repaid an intercompany balance of about $28.5 million to finance the repurchase of stock.

         Expenses related to the issuance of debt financing were approximately $12.6 million. The credit facilities and notes are subject to certain financial and operational covenants and other restrictions, including among others, a requirement to maintain certain financial ratios and restrictions on our ability to incur additional indebtedness. In addition, the agreements effectively prohibit the payment of dividends on our stock.

         As required under the new senior credit facilities, we hedged one-half of our term loans with an initial notional amount of $67.5 million with a costless interest rate collar. The collar is based on three-month LIBOR with a floor of 6.43% and a ceiling of 8.75%. To terminate this contract at June 30, 2000 we would have been required to pay the counterparty approximately $144,000.

         We repaid our private placement notes with a principal amount of $16.0 million for $16.5 million on November 30, 1999. The $476,000 prepayment fee is recorded as a $305,000 extraordinary item, net of taxes.

         Tax Sharing Agreement. For the year ended June 30, 2000, O'Sullivan Holdings paid Tandy Corporation $4.3 million pursuant to the Tax Sharing and Tax Reimbursement Agreement between us. The effect of the merger upon our payments to Tandy under this agreement is the subject of an arbitration proceeding. See note 17 to the financial statements in item 8 of Part II of this report and Item 3, "Legal Proceedings," in Part I of this report. If the ruling in the arbitration proceeding is in Tandy's favor, our payments under the tax sharing agreement would be substantially higher; the amount would depend on our taxable income. Based on current estimates, O'Sullivan Holdings' payments to Tandy may exceed $6.8 million more than we currently anticipate for fiscal years 2000 and 2001 combined if the arbitration ruling were in Tandy's favor.

MARKET RISK AND INFLATION.

         Our market risk is affected by changes in interest rates, foreign currency exchange rates, and certain commodity prices. Under our policies, we may use natural hedging techniques and derivative financial instruments to reduce the impact of adverse changes in market prices. We do not hold or issue derivative instruments for trading purposes, and we have no material sensitivity to changes in market rates and prices on our derivative financial instrument positions.

         We have market risk in interest rate exposure, primarily in the United States. We manage interest rate exposure through our mix of fixed and floating rate debt. Interest rate swaps or collars may be used to adjust interest rate exposures when appropriate based on market conditions. For qualifying hedges, the interest differential of swaps or collars is included in interest expense. We believe our foreign exchange risk is not material.

         Due to the nature of our product lines, we have material sensitivity to some commodities, including particleboard, fiberboard, corrugated cardboard and hardware. We manage commodity price exposures primarily through the duration and terms of our vendor contracts. A 1.0% change in these commodity prices could affect our cost of sales by approximately $1.4 million annually.

         In the fourth quarter of fiscal 1999, certain particleboard and fiberboard suppliers announced price increases. We were able to minimize the effect of initial increases during the first quarter of fiscal 2000 through our value analysis program and productivity gains in manufacturing. Additional price increases became effective during the second and third quarters of fiscal 2000. In the fourth quarter, certain suppliers of cartons increased their prices to us. We were able to partially offset the effect of these price increases through the programs mentioned above combined with increased operating leverage from higher sales levels. We estimate these increased our cost of sales by approximately $5.0 million during fiscal 2000.

         These price increases will continue to increase our cost of sales in fiscal 2001, although we expect certain of these prices to decline. We believe that we can continue to partially offset the effect of such increases through the programs mentioned above and through the eventual inclusion of the higher costs in the selling price of our products. However, there can be no assurance that we will be successful in offsetting these or future potential price increases.

         From time to time we may use derivative financial instruments to reduce interest rate risks. We do not hold or issue derivative financial instruments for trading purposes. As required under the new senior credit facilities, we hedged one-half of our term loans with an initial notational amount of $67.5 million with a costless interest rate collar. The collar is based on 3 month LIBOR with a floor of 6.43% and a ceiling of 8.75%.

Seasonality.

         Historically, we have generally experienced a somewhat higher level of sales in the second and third quarters of our fiscal year in anticipation of and following the holiday selling season.

INCOME TAXES.

         Prior to O'Sullivan Holdings' initial public offering in 1994, O'Sullivan Industries was owned by Tandy Corporation. As part of the initial public offering, O'Sullivan Holdings entered into a tax sharing and tax reimbursement agreement with Tandy. The structure of the public offering increased our basis in our assets for tax purposes. This basis increase raises our tax deductions for depreciation and amortization each year. This reduces the amount of income taxes we pay to the IRS. Under the tax sharing and tax benefit reimbursement agreement, O'Sullivan Holdings agreed to pay Tandy nearly all of any benefit we receive from the increased depreciation and amortization which reduces our taxable income, as determined after taking into account all of our other deductible expenses, by the increase in these deductions. This agreement remains in effect after the merger and recapitalization.

         Since the initial public offering, in determining the benefit payment to Tandy under the tax sharing and tax benefit reimbursement agreement, we have deducted our interest expense. Our interest expense has increased significantly because of our higher debt levels incurred to finance the merger. We believe that our increased interest expense should be taken into account in determining the payments that we are required to make to Tandy.

         Tandy has filed suit in a Texas state court against us claiming that any reduction in our tax benefit payments resulting from these expenses in connection with the merger would violate the tax agreement. The court has ordered the dispute to be submitted to arbitration pursuant to the tax sharing agreement. Arbitrators have been appointed and discovery is progressing. We believe we are and expect to continue to be in full compliance with the tax agreement. We believe Tandy's lawsuit is without merit and intend to defend ourselves vigorously. Although we believe our interpretation of the tax agreement will ultimately prevail over Tandy's interpretation, we cannot assure you of this. If Tandy's interpretation prevails over O'Sullivan Holdings' and these expenses are not allowable in determining our payment to Tandy, payments to Tandy may exceed $6.8 million more than we currently anticipate for fiscal years 2000 and 2001 combined. See "Cautionary Statement Regarding Forward Looking Information and Risk Factors" and Item 3, "Legal Proceedings," in Part I of this report.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION AND RISK FACTORS.

         Certain portions of this Report, and particularly the Management's Discussion and Analysis of Financial Condition and Results of Operation and the Notes to the Consolidated Financial Statements in Part II of this report, the portions of Item 1 in Part I captioned "Risk Factors, " "Raw Materials," "Competition," "Working Capital--Business and Credit Risk Concentrations" and "Environmental and Safety Regulations" and Item 3 in Part I contain forward-looking statements. These include information relating to cost savings, benefits, revenues and earnings estimated to result from the merger. These statements can be identified by the use of future tense or dates or terms such as "believe," "would," "expect," "anticipate" or "plan."

         These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements. Because these forward-looking statements involve risks and uncertainties, actual results may differ significantly from those predicted in these forward-looking statements. You should not place a lot of weight on these statements. These statements speak only as of the date of this document or, in the case of any document incorporated by reference, the date of that document. Factors and possible events which could cause results to differ include:

         - OUR SUBSTANTIAL LEVERAGE COULD MAKE IT MORE DIFFICULT TO PAY OUR DEBTS, DIVERT OUR CASH FLOW FROM OPERATIONS FOR DEBT PAYMENTS, LIMIT OUR ABILITY TO BORROW FUNDS AND INCREASE OUR VULNERABILITY TO GENERAL ADVERSE ECONOMIC AND INDUSTRY CONDITIONS. Any of these consequences of our substantial indebtedness could prevent us from fulfilling our obligations under our indebtedness because our ability to make required payments on our debt depends on our ability to generate sufficient cash flow to make these payments. We have a significant amount of indebtedness as shown in the chart below:

                                                                                  JUNE 30, 2000
                                                                              (DOLLARS IN MILLIONS)
Total indebtedness...................................................................$ 244.0
Indebtedness senior to O'Sullivan senior subordinated notes..........................$ 144.0
Stockholder's deficit................................................................$  (7.9)

         Our substantial indebtedness could have important consequences to holders of our debt and equity. For example, it could:

         - make it more difficult for us to satisfy our obligations with respect to our debt, particularly our subordinated debt;
         - increase our vulnerability to general adverse economic and industry conditions;
         - limit our ability to fund future working capital, capital expenditures, and other general corporate requirements;
         - require a substantial portion of our cash flow from operations for debt payments;
         - limit our flexibility to plan for, or react to, changes in our business and the industry in which we operate;
         - place us at a competitive disadvantage compared to our competitors that are less leveraged;
         -        limit our ability to borrow additional funds; and

         - expose us to fluctuations in interest rates because some of our new debt has a variable rate of interest.

         - WE MAY NOT HAVE SUFFICIENT CASH FROM CASH FLOW FROM OPERATIONS, AVAILABLE CASH AND AVAILABLE BORROWINGS UNDER OUR SENIOR BANK FACILITIES TO SERVICE OUR INDEBTEDNESS, WHICH WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. Our business may not generate sufficient cash flow from operations and we may not realize operating improvements on schedule. Also, our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

         Future borrowings may not be available to us under our senior credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including O'Sullivan Industries' senior credit facilities, O'Sullivan Industries' senior subordinated notes and O'Sullivan Holdings' senior note, on or before maturity. We probably would not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

         - REDUCTIONS IN RETAIL SALES COULD REDUCE OUR SALES, ESPECIALLY IF THE REDUCTIONS OCCUR IN THE INDUSTRIES THAT WE BELIEVE ARE CONTRIBUTING TO THE GROWTH OF THE READY-TO-ASSEMBLE FURNITURE INDUSTRY AND COULD REDUCE OUR ABILITY TO PAY OUR DEBTS. Most of our sales are to major retail chains. If there is a reduction in the overall level of retail sales, our sales could also decline and our ability to pay our debts could be reduced. We believe that sales of ready-to-assemble furniture increased over the last several years in part because of an increase in sales of personal computers and home entertainment electronic equipment. As this market, and our market generally, is now substantially larger, it is possible that our growth may be adversely affected by a recession more than in previous periods. If the level of sales of these types of electronic equipment decreases, our sales could also decrease.

         - OUR PROFITS WOULD BE REDUCED IF THE PRICES OUR SUPPLIERS CHARGE US FOR RAW MATERIALS INCREASE LEADING TO OUR BEING LESS ABLE TO SERVICE OUR DEBTS. We are dependent on outside suppliers for all of our raw material needs and are subject to changes in the prices charged by our suppliers. If these prices were to increase significantly this could lead to our being unable to service our indebtedness.

         In the past, our profits have been reduced by price increases in the prices of particleboard and fiberboard. The following developments affected our results of operations in fiscal 2000 and could affect our operations in future years.

         - In fiscal 2000, some of our particleboard and fiberboard suppliers increased their prices by approximately 6.5%. We spent approximately $91 million on these products in fiscal 2000.
         - Certain corrugated carton suppliers are implementing additional price increases of about 8% in our fourth quarter of fiscal 2000. In fiscal year 2000, we spent approximately $18 million on corrugated cartons.
         - Increases in the cost of petroleum products have increased and may continue to increase the costs we pay for delivery of raw materials and to ship our products to customers.

         - BECAUSE WE SELL PRODUCTS TO A SMALL NUMBER OF CUSTOMERS, OUR SALES WOULD BE REDUCED IF ONE OF OUR CUSTOMERS SIGNIFICANTLY REDUCED ITS PURCHASES OF OUR PRODUCTS OR WERE UNABLE TO FULFILL ITS FINANCIAL OBLIGATIONS TO US. IF THIS WERE TO HAPPEN OUR ABILITY TO PAY OUR DEBTS MAY BE SIGNIFICANTLY AFFECTED. Our sales are concentrated among a relatively small number of customers. If we were to lose any of our major customers or they were to significantly reduce the size or number of their orders for any reason at all, including their bankruptcy or reorganization, mergers or our inability to fill their orders in a timely fashion. Any loss or reduction may adversely affect our cash flows and our ability to pay our debts. During fiscal year 2000, our three largest customers, OfficeMax, Office Depot and Wal-Mart accounted for approximately 51% of our gross sales. At June 30, 2000, our largest five customer accounts receivable balances comprised approximately 68% of our trade receivables balance. We do not have long term contracts with any of our customers and our sales depend on our continuing ability to deliver attractive products at reasonable prices.

         - WE OPERATE IN A HIGHLY COMPETITIVE MARKET WHICH MAY FORCE US TO REDUCE MARGINS, REDUCING OUR CASH FLOWS AND OUR ABILITY TO PAY OUR DEBTS. The industry in which we operate is highly competitive. Some of our competitors are significantly larger and have greater financial, marketing and other resources than we do. The competitive nature of our industry could lead to smaller profit margins due to competitive pricing policies or excess capacity. If this were to occur our cash flows and our ability to pay our debts may be reduced. This competitive pressure could be exacerbated if excess manufacturing capacity develops in the RTA furniture industry due to over-expansion by manufacturers, new entrants into the market, reduction in demand or otherwise.

         - BECAUSE O'SULLIVAN INDUSTRIES' SENIOR SUBORDINATED NOTES AND THE SUBSIDIARY GUARANTEES THEREOF, AND O'SULLIVAN HOLDINGS' SENIOR NOTE RANK BEHIND OUR SENIOR DEBT, HOLDERS OF THESE NOTES MAY RECEIVE PROPORTIONATELY LESS THAN HOLDERS OF OUR SENIOR DEBT IN A BANKRUPTCY, LIQUIDATION, REORGANIZATION OR SIMILAR PROCEEDING. In the event of a bankruptcy, liquidation or reorganization or similar proceeding relating to us, holders of O'Sullivan Industries' senior subordinated notes and O'Sullivan Holdings' senior note will participate with all other holders of our subordinated indebtedness in the assets remaining after we have paid all of the senior debt. Because our senior debt must be paid first, holders of these notes may receive proportionately less than trade creditors in any proceedings of this nature. In any of these cases, we may not have sufficient funds to pay all of our creditors. Therefore, holders of our subordinated indebtedness may receive ratably less than trade creditors.

         In addition, all payments on the subordinated debt will be blocked in the event of a payment default on our senior debt and may be prohibited for up to 179 days each year in the event of some non-payment defaults on senior debt.

         - FAILURE TO COMPLY WITH ANY OF THE RESTRICTIONS CONTAINED IN THE AGREEMENTS GOVERNING OUR INDEBTEDNESS COULD RESULT IN ACCELERATION OF OUR DEBT. WERE THIS TO OCCUR, WE PROBABLY WOULD NOT HAVE SUFFICIENT CASH TO PAY OUR ACCELERATED INDEBTEDNESS. We must maintain minimum debt service and maximum leverage ratios under our senior credit facilities. A failure to comply with the restrictions contained in our senior credit facilities could lead to an event of default, which could result in an acceleration of that indebtedness. Were this to occur, we might not have sufficient cash to pay our accelerated indebtedness or other debt.

         Our senior credit facilities, O'Sullivan Industries senior subordinated notes and O'Sullivan Holdings' senior note restrict our ability, among others, to:

         -       incur additional indebtedness;
         -       pay dividends and make distributions;
         -       issue common and preferred stock of subsidiaries;
         -       make certain investments;
         -       repurchase stock;
         -       create liens;
         -       enter into transactions with affiliates;
         -       enter into sale and leaseback transactions;
         -       merge or consolidate; and
         - transfer and sell assets other than in the ordinary course of business.

         An acceleration under our senior credit facilities would also constitute an event of default under the indenture relating to O'Sullivan Industries' senior subordinated notes and the securities purchase agreement relating to O'Sullivan Holdings' senior note.

         - DESPITE OUR CURRENT LEVELS OF DEBT, WE MAY STILL INCUR MORE DEBT AND INCREASE THE RISKS DESCRIBED ABOVE. We may be able to incur significant additional indebtedness in the future. If we or our subsidiaries add new debt to our current debt levels, the related risks that we and they now face could intensify making it less likely that we will be able to fulfill our obligations to holders of O'Sullivan Industries' senior subordinated notes or O'Sullivan Holdings' senior note. None of the agreements governing our indebtedness completely prohibits us or our subsidiaries from doing so. The revolving credit facility of the senior credit facilities permit additional borrowings of up to $27.2 million at June 30, 2000, including $2.2 million for letters of credit. These additional borrowings would be senior to O'Sullivan Industries' senior subordinated notes and O'Sullivan Holdings' senior note.

         - OUR PAYMENTS TO TANDY MAY BE SIGNIFICANTLY HIGHER THAN WE CURRENTLY ANTICIPATE IF TANDY'S INTERPRETATION OF THE TAX SHARING AND TAX BENEFIT REIMBURSEMENT AGREEMENT WITH TANDY IS ACCEPTED OVER OUR INTERPRETATION OF THE AGREEMENT AND CONSEQUENTLY OUR ABILITY TO PAY OUR DEBTS MAY BE ADVERSELY AFFECTED. If Tandy is successful, our payments to Tandy may be significantly higher than currently anticipated, which would adversely affect our ability to pay our debts.

         On June 29, 1999, Tandy filed suit in a Texas court against us. The suit relates to a potential reduction in our tax benefit payments to Tandy resulting from our increased interest expense following completion of the merger. Tandy claims that this reduction would violate the tax sharing and tax benefit reimbursement agreement entered into at the time of our initial public offering. If Tandy were to prevail, our increased interest expense following the merger and certain expenses incurred to consummate the merger would not be taken into account in determining our annual payments to Tandy. For example, based on current estimates, our payments to Tandy may exceed $6.8 million more than we currently anticipate for fiscal years 2000 and 2001 combined. However, if our earnings are significantly less than current estimates, then the difference between the amount we believe we would owe to Tandy and the amount Tandy believes we would owe under the tax sharing agreement would be significantly greater. If necessary, we would fund these increased payment obligations from cash flow from operations, borrowing under the senior credit facilities, or other sources of capital, if available. See Item 3, "Legal Proceedings" in Part I of this report.

         - IF WE BECOME BANKRUPT, THE CLAIMS OF HOLDERS OF O'SULLIVAN INDUSTRIES' SENIOR SUBORDINATED NOTES AGAINST US MAY BE LESS THAN THE FACE VALUE OF THE NOTES DUE TO ORIGINAL ISSUE DISCOUNT. O'Sullivan Industries' senior subordinated notes bear a discount from their stated principal amount at maturity. If a bankruptcy case is commenced by or against O'Sullivan Industries under the U.S. Bankruptcy Code, the claim of a holder of the notes with respect to the principal amount thereof would likely be limited to an amount equal to the sum of (1) the initial offering price and (2) the portion of the original issue discount, or OID, that is not deemed to constitute "unmatured interest" for purposes of the U.S. Bankruptcy Code. Any OID that was not accrued as of the bankruptcy filing would constitute "unmatured interest."

         - WE ARE AT RISK THAT USERS OF OUR PRODUCTS WILL SUE US FOR PRODUCT LIABILITY. IF WE WERE UNABLE TO DEFEND OURSELVES AGAINST SOME PRODUCT LIABILITY LAWSUITS, OUR SUCCESS AND OUR ABILITY TO PAY OUR DEBTS MAY BE ADVERSELY AFFECTED. All of our products are designed for use by consumers. Like other manufacturers of similar products, we are subject to product liability claims and could be subject to class action litigation with respect to our products. If we were unable to defend ourselves against certain product liability lawsuits, our success and ability to pay our debts may be adversely affected. We are party to various pending product liability legal actions arising in the ordinary operation of our business. Our liability insurance may not be adequate for our needs, and we may not be fully insured against any particular lawsuit which may adversely affect us.

         - WE MAY BE LIABLE FOR PENALTIES UNDER ENVIRONMENTAL LAWS, RULES AND REGULATIONS. THIS COULD NEGATIVELY AFFECT OUR SUCCESS AND OUR ABILITY TO PAY OUR DEBTS. Our operations are subject to many federal, state and local environmental laws, regulations and ordinances. Some of our operations require permits, that are subject to revocation, modification and renewal by governmental authorities. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunction or both. Our business involves operations which are subject to these rules and regulations. Compliance with them may require substantial capital expenditures or increase our operating expense. These costs and expenses may adversely affect our success and ability to pay our debts.

         - THE INTERESTS OF OUR CONTROLLING STOCKHOLDERS MAY BE IN CONFLICT WITH INTERESTS OR THE HOLDERS OF OUR INDEBTEDNESS. THIS CONFLICT COULD RESULT IN CORPORATE DECISION MAKING THAT INVOLVES DISPROPORTIONATE RISKS TO THE HOLDERS OF OUR INDEBTEDNESS, INCLUDING OUR ABILITY TO SERVICE OUR DEBTS OR PAY THE PRINCIPAL AMOUNT OF INDEBTEDNESS WHEN DUE. Following the recapitalization and merger, affiliates of BRS own securities representing approximately 72.9% of the voting power of the outstanding common stock of O'Sullivan Holdings.

By reason of their ownership, they control our affairs and policies. There may be circumstances where the interests of BRS and its affiliates could be in conflict with the interests of the holders of our indebtedness. For example, BRS and its affiliates may have an interest in pursuing transactions that, in their judgment, could enhance their equity investment, even though these transactions might involve risks to the holders of O'Sullivan's debt. See Item 10, "Directors and Executive Officers of the Registrant," and Item 12, "Security Ownership of Certain Beneficial Owners and Management," in Part III of this report.

         - IF OUR KEY PERSONNEL WERE TO LEAVE OUR SUCCESS COULD BE NEGATIVELY AFFECTED AND OUR ABILITY TO SERVICE OUR DEBTS COULD BE ADVERSELY AFFECTED. Our continued success is dependent, to a certain extent, upon our ability to attract and retain qualified personnel in all areas of our business, including management positions and key sales positions, especially those positions servicing our major customers. If any of our key personnel were to leave it may adversely affect our ability to service our debt. Members of the O'Sullivan family in particular have been instrumental in the development of our business and the implementation of our corporate strategy. We do not have employment agreements with any of our officers or key personnel located in the United States and we do not carry key person life insurance on any of our employees. We may not be able to keep existing personnel, including O'Sullivan family members, or be able to attract qualified new personnel. Our inability to do so could have a negative effect on us as we may be unable to efficiently and effectively run our business without these key personnel.

         - FEDERAL AND STATE STATUTES ALLOW COURTS, UNDER SPECIFIC CIRCUMSTANCES, TO VOID GUARANTEES, SUBORDINATE CLAIMS IN RESPECT OF THE OUR INDEBTEDNESS AND REQUIRE HOLDERS OF OUR DEBT TO RETURN PAYMENTS RECEIVED FROM GUARANTORS. Under federal bankruptcy law and comparable provisions of state fraudulent transfer laws, courts may void guarantees or claims related to our indebtedness, or subordinate any guarantees to all of our other debts or all other debts of our guarantor if, among other things, at the time our guarantor incurred the indebtedness connected with its guarantee, we or the guarantor:

         - received less than reasonably equivalent value or fair consideration for the issuance of the guarantee; and
         - we were or the guarantor was insolvent or rendered insolvent by the incurrence; or
         - we were or the guarantor was engaged in a business or transaction for which our or the guarantor's remaining assets constituted unreasonably small capital; or
         - we or the guarantor intended to incur or believed that we or it would incur debts beyond our or its ability to pay these debts as they mature.

         In addition, a court could void any payment by us or the guarantor related to its guarantee and require that payment to be returned to us or the guarantor, or to a fund for the benefit of our creditors or the creditors of the guarantor.

         The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied. Generally, a guarantor would be considered insolvent if:

         - the sum of its debts, including contingent liabilities, were greater than the fair saleable value of all of its assets; or
         - the present fair saleable value of its assets were less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they became absolute and mature; or
         -        it could not pay its debts as they became due.

         If a court were to disagree with our conclusions as to the legality of any subsidiary guarantees it could adversely affect the rights of holders of O'Sullivan's indebtedness.

         - WE MAY NOT HAVE THE ABILITY TO RAISE THE FUNDS NECESSARY TO FINANCE A CHANGE OF CONTROL OFFER REQUIRED BY OUR DEBT AGREEMENTS. Upon certain change of control events, we will be required to offer to repurchase all of O'Sullivan's outstanding senior subordinated notes and O'Sullivan Holdings' senior note. If we do not have sufficient funds at the time of a change of control we will not be able to make the required repurchase of these notes. This could be because of cash flow difficulties or because of restrictions in our senior credit facilities and any future credit agreements that will not allow these repurchases.

         In addition, some kinds of corporate events, such as a leveraged recapitalization, would increase the level of our indebtedness but would not necessarily constitute a "Change of Control" and would therefore not require us to repurchase the notes.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required by this item is incorporated herein by reference to the section entitled "Market Risk and Inflation" in Item 7,"Management's Discussion and Analysis of Financial Condition and Results of Operations," in Part II of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Immediately following are the report of independent accountants, the consolidated balance sheets of O'Sullivan and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended June 30, 2000, and the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of O'Sullivan Industries, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity (deficit) present fairly, in all material respects, the financial position of O'Sullivan Industries, Inc. (a wholly-owned subsidiary of O'Sullivan Industries Holdings, Inc.) and its subsidiaries (the "Company") at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





PricewaterhouseCoopers LLP
Fort Worth, Texas
August 18, 2000

                  O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
       (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)

                                                                                                June 30,
                                                                                      ----------------------------

                                       Assets                                             2000           1999
                                       ------                                         ------------   -------------

Current assets:

    Cash and cash equivalents                                                          $     11,867   $       3,740
    Trade receivables, net of allowance for doubtful accounts                                58,975          63,268
        of $3,095 and $2,416, respectively
    Inventories, net                                                                         65,256          56,134
    Prepaid expenses and other current assets                                                 6,432           3,810
                                                                                       ------------   -------------
           TOTAL CURRENT ASSETS                                                             142,530         126,952

Property, plant and equipment, net                                                           99,548          96,684
Other assets                                                                                 13,935           1,909
Goodwill, net of accumulated amortization                                                    39,755          41,422
Receivable from parent                                                                          521               -
                                                                                       ------------   -------------
               TOTAL ASSETS                                                            $    296,289   $     266,967
                                                                                       ============   =============
                        LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
                        ----------------------------------------------

Current liabilities:

    Accounts payable                                                                   $     15,399   $      11,416
    Current portion of long-term debt                                                         3,000           4,000
    Accrued liabilities                                                                      30,597          26,274
                                                                                       ------------   -------------
               TOTAL CURRENT LIABILITIES                                                     48,996          41,690

Long-term debt, less current portion                                                        235,708          22,000
Other liabilities                                                                             1,816           1,909
Deferred income taxes                                                                        17,626          16,232
Due to parent                                                                                     -          28,033
                                                                                       ------------   -------------
               TOTAL LIABILITIES                                                            304,146         109,864

Commitments and contingent liabilities (Notes 16 and 17)
Stockholders' equity (deficit):
    Common stock, $1.00 par value; 100 shares authorized, issued and outstanding                  -               -
    Additional paid-in capital                                                                    -          66,944
    Retained earnings (deficit)                                                             (7,843)          90,202
    Accumulated other comprehensive loss                                                       (14)            (43)
                                                                                       ------------   -------------
               TOTAL STOCKHOLDER'S EQUITY (DEFICIT)                                         (7,857)         157,103
                                                                                       ------------   -------------
               TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)                    $    296,289   $     266,967
                                                                                       ============   =============

        The accompanying notes are an integral part of these consolidated financial statements.

                  O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
       (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                                For the year ended June 30,
                                                                         ------------------------------------------
                                                                               2000           1999           1998
                                                                               ----           ----           ----
Net sales                                                                $     423,425  $    379,632  $     339,407

Costs and expenses:
    Cost of sales                                                              298,387       267,630        244,086
    Selling, marketing and administrative                                       82,244        74,962         69,212
    Compensation expense associated with stock options administrative           10,627             -              -
    Loss on settlement of interest rate swap                                       408             -              -
                                                                          ------------   -----------   ------------
Total costs and expenses                                                       391,666       342,592        313,298
                                                                          ------------   -----------   ------------
Operating income                                                                31,759        37,040         26,109
Other income (expense):
    Interest expense                                                           (18,226)       (3,110)        (2,847)
    Interest income                                                                781           266            379
                                                                          ------------   -----------   ------------
Income before income tax provision                                              14,314        34,196         23,641
Income tax provision                                                             5,153        12,311          8,742
                                                                          ------------   -----------   ------------
Income before extraordinary item                                                 9,161        21,885         14,899
Extraordinary loss from early extinguishment of debt, net of                      (305)            -              -
    income tax benefit of $171                                           -------------  ------------  -------------
Net income                                                               $       8,856  $     21,885  $      14,899
                                                                          ============   ===========   ============

        The accompanying notes are an integral part of these consolidated financial statements.

                  O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
       (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                     For the year ended June 30,
                                                                                 ----------------------------------

                                                                                  2000          1999         1998
                                                                                 -------       -------      -------

Cash flows provided by operating activities:

    Net income                                                                   $   8,856   $   21,885  $   14,899

Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                                                   15,416       13,962      11,560

    Amortization of debt issuance costs                                              1,166            -           -

    Bad debt expense                                                                 1,047          524       1,581

    Loss on disposal of assets                                                         117          223          11

    Deferred income taxes                                                             (540)         481         414

    Employee option amortization                                                       498          749         749

    Deferred compensation                                                                -          160           -

    Compensation expense associated with stock options                              10,627            -           -

Changes in current assets and liabilities:

    Trade receivables                                                                3,246       (2,244)     (4,468)

    Inventories                                                                     (9,122)      (9,407)     (2,569)

    Other assets                                                                    (1,218)          13        (335)

    Accounts payable and accrued liabilities                                        10,068       (1,049)      5,322
                                                                                   -------      -------     -------
        Net cash flows provided by operating activities                             40,161       25,297      27,164
                                                                                   -------      -------     -------
Cash flows used for investing activities:

    Capital expenditures                                                           (16,559)     (15,779)    (28,359)
                                                                                   -------      -------     -------
Cash flows used for financing activities:

    Proceeds from borrowings                                                       233,546       10,000           -

    Repayment of long-term debt                                                    (21,000)     (14,000)          -

    Dividend to parent                                                            (186,827)           -           -

    Debt issuance costs                                                            (12,640)           -           -

    Net addition to (repayment of) revolver                                              -       (4,000)      4,000

    Advances (repayment) on due to/from parent                                     (28,554)         412      (7,970)
                                                                                   -------      -------     -------
        Net cash flows used for financing activities                               (15,475)      (7,588)     (3,970)

Net increase (decrease)  in cash and cash equivalents                                8,127        1,930      (5,165)

Cash and cash equivalents, beginning of year                                         3,740        1,810       6,975
                                                                                   -------      -------     -------
Cash and cash equivalents, end of year                                          $  11,867    $    3,740  $    1,810
                                                                                   =======      =======     =======
Supplemental cash flow information:

    Interest paid                                                              $    13,571   $    3,110  $    2,847

    Income taxes paid                                                                5,172       10,150      11,650

        The accompanying notes are an integral part of these consolidated financial statements.

                  O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
       (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                                                                      Accumulated
                                                                         other
                                                                        compre-            Total
                                         Additional    Retained         hensive         stockholder's     Compre-
                                           paid-in     earnings          income           equity          hensive
                                           capital     (deficit)         (loss)          (deficit)        income
                                           ---------    ---------      ---------         ---------      ---------
Balance, June 30, 1997                  $     66,944   $   53,418     $       13      $    120,375

    Net Income                                             14,899                           14,899     $   14,899
    Other comprehensive income                                               (49)              (49)           (49)
                                           ---------    ---------      ---------         ---------      ---------
Balance, June 30, 1998                        66,944       68,317            (36)          135,225     $   14,850
                                                                                                        =========

    Net income                                             21,885                           21,885     $   21,885
    Other comprehensive income                                                (7)               (7)            (7)
                                           ---------    ---------      ---------         ---------      ---------
Balance, June 30, 1999                        66,944       90,202            (43)          157,103     $   21,878
                                                                                                        =========

    Net income                                              8,856                            8,856     $    8,856
    Other comprehensive income                                                29                29             29
    Compensation expense associated
          with stock options                  12,982                                        12,982
    Dividend to parent                       (79,926)    (106,901)                        (186,827)
                                           ---------    ---------      ---------         ---------      ---------
Balance, June 30, 2000                  $          -   $   (7,843)    $      (14)     $     (7,857)    $    8,885
                                           =========    =========      =========         =========      =========

        The accompanying notes are an integral part of these consolidated financial statements.

                  O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
       (A Wholly Owned Subsidiary Of O'Sullivan Industries Holdings, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL INFORMATION.

         O'Sullivan Industries, Inc. ("O'Sullivan"), a wholly owned subsidiary of O'Sullivan Industries Holdings, Inc. ("O'Sullivan Holdings"), is a Delaware corporation and a domestic producer of ready-to-assemble ("RTA") furniture. O'Sullivan's RTA furniture includes desks, computer tables, cabinets, home entertainment centers, audio equipment racks, microwave oven carts and a wide variety of other RTA furniture for use in the home, office and home office. The products are distributed primarily through office superstores, discount mass merchants, mass merchants, home centers, electronics retailers, furniture stores, OEM and internationally.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         Basis of Presentation: The consolidated financial statements include the accounts of O'Sullivan and its wholly owned subsidiaries. They are presented as if O'Sullivan had existed as a corporation separate from O'Sullivan Holdings during the periods presented and include the historical assets, liabilities and expenses that are directly related to O'Sullivan's operations. All material intercompany transactions with its consolidated subsidiaries have been eliminated. O'Sullivan Holdings has no assets other than the stock of O'Sullivan and an intercompany receivable from O'Sullivan. Expenses incurred by O'Sullivan Holdings for the benefit of O'Sullivan are paid by O'Sullivan. The financial information included in the financial statements may not necessarily reflect what the financial position, results of operations or cash flows would have been if O'Sullivan had been a separate, stand-alone company during the periods presented.

         Pervasiveness of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Actual results could differ from those estimates.

         Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less.

         Business and Credit Risk Concentrations: The largest five customer accounts receivable balances accounted for approximately 68% and 62% of the trade receivable balance at June 30, 2000 and 1999, respectively. Credit is extended to customers based on evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer's financial condition. Therefore, O'Sullivan would be exposed to a large loss if one of its major customers were not able to fulfill its financial obligations. From time to time, O'Sullivan maintains certain limited credit insurance which may help reduce, but not eliminate, exposure to potential credit losses. In addition, O'Sullivan monitors its exposure for credit losses and maintains allowances for anticipated losses.

         Revenues: Revenue is recognized at the date product is shipped to customers.

         Inventories: Inventories are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

         Property, Plant and Equipment: Depreciation and amortization of property, plant and equipment is calculated using the straight-line method, which amortizes the cost of the assets over their estimated useful lives. The ranges of estimated useful lives are: buildings--30 to 40 years; machinery and equipment--3 to 10 years; leasehold improvements--the lesser of the life of the lease or asset. Maintenance and repairs are charged to expense as incurred. Renewals and betterments which materially prolong the useful lives of the assets are capitalized. The cost and related accumulated depreciation of property retired or sold are removed from the accounts, and gains or losses on disposal are recognized in the statement of operations.

         Amortization of Excess Purchase Price Over Net Tangible Assets of Businesses Acquired: Cost in excess of net assets acquired is amortized over a 40-year period using the straight-line method. Accumulated amortization at June 30, 2000 and 1999 approximated $28,086,000 and $26,419,000, respectively.

         Impairment of Long-Lived Assets: Long-lived assets (i.e., property, plant and equipment and goodwill) held and used are reviewed for possible impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. O'Sullivan recognizes an impairment loss if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

         Fair Value of Financial Instruments: The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values due primarily to the short-term nature of their maturities.

         Derivatives: O'Sullivan utilizes derivative financial instruments to reduce interest rate risks. O'Sullivan does not hold or issue derivative financial instruments for trading purposes. Amounts to be paid or received under the agreement are accrued as interest rates change and are recognized over the life of the agreement as adjustments to interest expense.

         Advertising Costs: Advertising costs are expensed the first time the advertising takes place. Cooperative advertising costs are accrued and expensed when the related revenues are recognized. Advertising expense for fiscal 2000, 1999 and 1998 was $25,032,000, $21,147,000 and $19,625,000, respectively.

         Income Taxes: Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         Environmental Remediation and Compliance: Environmental remediation and compliance expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Liabilities are recognized when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or O'Sullivan's commitment to a formal plan of action. To date, environmental expenditures have not been material, and management is not aware of any material environmental related contingencies.

         Significant Fourth Quarter Adjustments: During the fourth quarter of fiscal 1999, O'Sullivan recorded merger related expenses of approximately $1.1 million incurred for legal, accounting, printing and investment banking fees.

         Accounting for Stock-Based Compensation: O'Sullivan accounts for stock based compensation pursuant to the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. O'Sullivan has made pro forma disclosures of net income as if the fair value based method of accounting defined in Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, had been applied.

       Comprehensive Income: Effective July 1, 1998, O'Sullivan adopted SFAS
No. 130, Reporting Comprehensive Income. O'Sullivan has reported the components of comprehensive income in the accompanying consolidated statement of changes in stockholders equity. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For O'Sullivan, other comprehensive income consists of foreign currency translation adjustments. The tax benefit (expense) related to other comprehensive income (loss) approximated $(10,000), $4,000 and $31,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

         Reclassifications: Certain items in the prior years' financial statements have been reclassified to conform with the current year's presentation.

NOTE 3 - LEVERAGED RECAPITALIZATION.

         On March 24, 1999, O'Sullivan Holdings announced that members of its senior management team, in conjunction with a financial buyer, had made a proposal to O'Sullivan Holding's Board of Directors to acquire O'Sullivan Holdings, subject to requisite financing. On May 18, 1999, O'Sullivan Holdings announced that it had entered into a definitive merger agreement with an investment group that includes members of O'Sullivan's senior management and Bruckmann, Rosser, Sherrill & Co., LLC ("BRS"). The merger agreement was amended effective October 18, 1999 and the transaction closed on November 30, 1999.

         Under the merger agreement, O'Sullivan Holdings is the surviving entity after the merger. Certain directors and members of senior management participated with BRS in the buyout of existing O'Sullivan Holdings stockholders. The management participants in the recapitalization and merger own a total of approximately 27.1% of the outstanding common stock of the surviving corporation. BRS and its affiliates own the balance.

         Each share of outstanding common stock of O'Sullivan Holdings was exchanged for $16.75 in cash and one share of senior preferred stock with an initial liquidation value of $1.50 per share. Some of the shares of O'Sullivan common stock, options and cash held by the management participants in the recapitalization and merger were exchanged for 371,400 shares of common stock, 72,748 shares of Series B junior preferred stock and options to acquire 60,319 shares of Series A junior preferred stock of the surviving company.

         The total amount of funds necessary to fund the recapitalization and merger and related transactions was approximately $357.0 million. These funds came primarily from the following sources:

         - an equity investment by an affiliate of BRS of approximately $45.3 million in cash in the common stock and Series B junior preferred stock of O'Sullivan Holdings;

         - an equity investment in O'Sullivan Holdings by the management participants in the recapitalization and merger in the amount of approximately $13.7 million. This investment consisted of the exchange by the management participants of common stock of O'Sullivan Holdings with a value of $6.9 million, options to acquire common stock of O'Sullivan Holdings with an intrinsic value of $6.1 million and cash of $0.7 million for shares of common stock, shares of Series B junior preferred stock and options to acquire shares of Series A junior preferred stock, each of O'Sullivan Holdings;

         - the issuance by O'Sullivan Holdings of senior preferred stock with a total liquidation value of $24.6 million to the existing stockholders of O'Sullivan Holdings;

         - the issuance by O'Sullivan Holdings of a $15.0 million senior note and warrants exercisable in aggregate into 93,273 shares of O'Sullivan Holdings' common stock and 39,273 shares of O'Sullivan Holdings' junior preferred stock on a fully diluted basis as of the date of the issuance of the warrants;

         - the issuance by O'Sullivan of $100.0 million of senior subordinated notes together with warrants issued by O'Sullivan Holdings exercisable in aggregate into 93,273 shares of O'Sullivan Holdings common stock and 39,273 shares of O'Sullivan Holdings junior preferred stock on a fully diluted basis as of the date of issuance of the warrants;

         - borrowings by O'Sullivan totaling approximately $139.0 million under the senior credit facilities; and

         -       Approximately $9.4 million of existing cash from O'Sullivan.

         In addition, $10.0 million of variable rate industrial revenue bonds remain outstanding following the recapitalization transactions.

         BRS and management participants in the recapitalization and merger received shares of O'Sullivan's Series B junior preferred stock with an initial liquidation value of $100.00 per share. Dividends accrue on the Series B junior preferred stock at the rate of 14% per annum and, if unpaid, will accumulate and compound during the period that the junior preferred stock is outstanding. The Series B junior preferred stock is not subject to mandatory redemption.

         The leveraged recapitalization required approximately $357 million to complete the merger and pay related fees and expenses. Approximately $264 million was funded via debt proceeds.

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS.

         Effective October 1, 1998, O'Sullivan had a forward starting interest rate swap agreement with a notional principal amount of $10.0 million, which was to terminate on October 1, 2008. Pursuant to the agreement, O'Sullivan paid a fixed rate of 7.13% and received a floating interest rate during the duration of the swap agreement. On November 30, 1999, O'Sullivan terminated the swap as required by the counter-party due to the merger and recapitalization, incurring a loss of $408,000. This amount has been presented as a separate line within operating expenses in the accompanying consolidated statement of operations.

         O'Sullivan Industries - Virginia, Inc., a subsidiary of O'Sullivan ("O'Sullivan Industries - Virginia"), called its existing $10.0 million of 8.25% industrial development revenue bonds on October 1, 1998 at a redemption price of 103%. The $300,000 premium on the early retirement of the bonds was recognized as a loss in O'Sullivan's second quarter of fiscal 1999 and was included in interest expense. O'Sullivan Industries - Virginia refinanced these bonds with new, ten-year industrial revenue bonds with a tax-exempt variable interest rate, which is reset weekly. Interest on the bonds is paid monthly. At June 30, 2000, the interest rate was 3.8%. The bonds mature on October 1, 2008.

         As required under the new senior credit facilities, O'Sullivan hedged one-half of its term loans with an initial notational amount of $67.5 million with a costless interest rate collar. The collar is based on three month LIBOR and has a floor of 6.43% and a ceiling of 8.75%. To terminate this contract at June 30, 2000, O'Sullivan would have had to pay the counter-party approximately $144,000.

NOTE 5 - NEW ACCOUNTING STANDARDS.

         In June 1999, the FASB issued SFAS No. 138, which delayed the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, O'Sullivan adopted SFAS No. 133 effective July 1, 2000. This new accounting standard requires that derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities, as the case may be. The treatment of changes in the fair value of a derivative (i.e., gains and losses) will depend on its use and designation. O'Sullivan will initially report gains and losses on derivatives designated as hedges against the cash flow effect of a forecasted transaction as a component of other comprehensive income and, subsequently, reclassify the gains and losses into earnings when the forecasted transaction affects earnings. The implementation of SFAS No. 133 is not expected to have a material impact on O'Sullivan.

         In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25 ("FIN 44"). Among other issues, this interpretation clarifies the definition of employee for purposes of applying APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. Management believes that FIN 44 will not have a material effect on O'Sullivan's financial position or the results of operations upon adoption.

         In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"), in late 1999. SAB No. 101 provides guidance in the recognition, presentation and disclosure of revenue in financial statements. The SEC recently delayed the date that companies are required to adopt the provisions of SAB No. 101 to the fourth quarter of fiscal years beginning after December 31, 1999. O'Sullivan is currently analyzing the provisions of SAB No. 101 and the SEC interpretations as they relate to O'Sullivan's revenue recognition policies. The impact of the adoption of SAB No. 101, if any, has not been determined at this time.

NOTE 6 - COMPENSATION EXPENSE ASSOCIATED WITH OPTIONS.

         Approximately $13.0 million in total compensation associated with employee stock options was exchanged as part of the merger. Of this amount, $6.0 million was exchanged for options to purchase 60,319 shares of Series A junior preferred stock, $5.9 million in cash was paid and $1.1 million in liquidation value of senior preferred stock was distributed to the option holders. Prior to the merger, O'Sullivan had incurred approximately $2.4 million in compensation expense associated with employee stock options issued in fiscal 1997. Accordingly, only that portion of the options payment not expensed prior to the merger of $10.6 million was recognized as compensation expense in fiscal 2000. The compensation expense related to the options has been included as a separate line item within the accompanying consolidated statement of operations.

NOTE 7 - EXTRAORDINARY ITEM.

         O'Sullivan repaid private placement notes held with a principal amount of $16.0 million for $16.5 million on November 30, 1999. The $476,000 prepayment fee has been recognized as a $305,000 extraordinary loss, net of related tax benefit.

NOTE 8 - INVENTORY.

Inventory consists of the following:

                                                                                                June 30,
                                                                                         -----------------------
                                                                                           2000          1999
                                                                                         ----------    ---------
                                                                                             (in thousands)
Finished goods                                                                        $     47,350  $    39,623
Work in process                                                                              6,258        6,263
Raw materials                                                                               11,648       10,248
                                                                                        ----------    ---------
                                                                                      $     65,256  $    56,134
                                                                                        ==========    =========

NOTE 9 - PROPERTY, PLANT & EQUIPMENT.

Property, plant, and equipment consist of the following:

                                                                                                 June 30,
                                                                                         -----------------------
                                                                                            2000         1999
                                                                                         ----------    ---------
                                                                                            (in thousands)
Land                                                                                 $      1,034  $      1,034
Buildings and improvements                                                                 43,219        42,289
Machinery and equipment                                                                   118,778       111,505
Construction in progress                                                                    9,395         3,068
                                                                                       ----------    ----------
                                                                                          172,426       157,896
Less: accumulated depreciation                                                            (72,878)      (61,212)
                                                                                       ----------    ----------
                                                                                     $     99,548  $     96,684
                                                                                       ==========    ==========

         Depreciation expense was $13,578,000, $12,295,000 and $9,893,000 for fiscal 2000, 1999 and 1998 respectively, of which $11,098,000, $9,912,000 and
$8,200,000, respectively, was included in cost of sales.

NOTE 10 - ACCRUED LIABILITIES.

Accrued liabilities consist of the following:

                                                                                               June 30,
                                                                                       ------------------------
                                                                                         2000           1999
                                                                                       ----------    ----------
                                                                                           (in thousands)
Accrued employee compensation                                                      $      11,997  $      14,591
Accrued advertising                                                                       12,462          9,055
Other current liabilities                                                                  6,138          2,628
                                                                                      ----------     ----------
                                                                                   $      30,597  $      26,274
                                                                                      ==========     ==========

NOTE 11 - LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS.


Long-term debt consisted of the following:

                                                                                       ------------------------
                                                                                               June 30,
                                                                                       ------------------------
                                                                                         2000           1999
                                                                                       ----------    ----------
                                                                                           (in thousands)
Senior term notes, tranche A                                                       $      34,000  $           -
Senior term notes, tranche B                                                             100,000              -
Senior notes                                                                                   -         16,000
Industrial revenue bonds                                                                  10,000         10,000
Senior subordinated notes                                                                 94,708              -
                                                                                     -----------    -----------
Total debt                                                                               238,708         26,000
Less current portion of senior term notes                                                 (3,000)        (4,000)
Total long-term debt                                                                 -----------    -----------
                                                                                  $      235,708  $      22,000
                                                                                     ===========    ===========

         O'Sullivan's total debt, inclusive of discount of $5.3 million, matures in annual amounts as follows (in thousands):

                2001                     $        3,000
                2002                              4,000
                2003                              5,000
                2004                              8,500
                2005                             14,000
                Thereafter                      209,500
                                           ------------
                                         $      244,000
                                           ============

         SENIOR SECURED CREDIT FACILITY. O'Sullivan is the obligor under a senior secured credit facility totaling $175.0 million. O'Sullivan entered into an agreement for the senior secured credit facility on November 30, 1999. The senior secured credit facility consisted of the following:

         - Senior term note, tranche A - $35.0 million term loan facility payable in 23 quarterly installments beginning March 31, 2000. The first two quarterly payments made in fiscal 2000 reduced the outstanding balance to $34.0 million.
         - Senior term note, tranche B - $100.0 million term loan facility payable in 26 quarterly installments beginning March 31, 2001.
         - Revolving credit facility - $40.0 million revolving credit facility due November 30, 2005, which includes a $15.0 million letter of credit subfacility and a $5.0 million swing line subfacility. At June 30, 2000, O'Sullivan had no borrowings outstanding on the credit facility and approximately $12.8 million of letters of credit outstanding.

         O'Sullivan's obligations under the senior secured facility are secured by first priority liens and security interests in the stock of O'Sullivan and O'Sullivan Industries - Virginia, Inc. ("O'Sullivan Industries - Virginia") and substantially all of the assets of O'Sullivan and O'Sullivan Industries - Virginia.

         At O'Sullivan's option, borrowings under the senior secured credit facility accrue interest at the varying rates based on (a) a Eurodollar rate plus an applicable margin or (b) an applicable margin plus the highest of a bank's prime rate, the federal funds effective rate plus 0.5% or three-month certificates of deposit secondary market rates as adjusted for statutory reserves plus 1.0%. Prior to June 30, 2000, the applicable margins for the $35.0 million term loan and the revolving credit facility were fixed at 3.25% for Eurodollar loans and 2.25% for base rate loans. Subsequent to June 30, 2000, the applicable margins vary based upon O'Sullivan's leverage ratio. The applicable margins for the $100.0 million term loan are 3.75% for Eurodollar loans and 2.75% for base rate loans for the life of the loan. O'Sullivan also pays a quarterly fee equal to 0.5% per annum of the unused commitment under the senior secured credit facility. On June 30, 2000 the interest rates for tranche A and tranche B notes were 10.1% and 10.6%, respectively.

         O'Sullivan is subject to various covenants associated with the $175.0 million senior secured credit facility such as leverage and coverage ratios and other customary covenants. These covenants limited O'Sullivan's available borrowing capacity under the revolver at June 30, 2000 to approximately $27.2 million under the senior credit facilities of which approximately $2.2 million can be used for letters of credit. In addition, O'Sullivan has certain restrictions on its ability to incur additional debt, make capital expenditures, pay dividends, sell its assets, issue securities, engage in acquisitions and other restrictions.

         INDUSTRIAL REVENUE BONDS. O'Sullivan Industries - Virginia was obligor on $10.0 million of 8.25% industrial revenue bonds ("IRB's") that were to mature on October 1, 2008. On October 1, 1998, O'Sullivan Industries - Virginia refinanced these bonds with new, ten year variable rate IRB's. The $300,000 premium on the early retirement of the bonds was recognized as a loss in the second quarter of 1999 and is included in interest expense in the accompanying consolidated statement of operations. Interest on the IRB's is paid monthly. The loan is secured by a $10.6 million standby letter of credit under the revolving credit facility.

         Effective October 1, 1998, O'Sullivan entered into a forward starting interest rate swap agreement with a notional principal amount of $10.0 million that was to terminate October 1, 2008. O'Sullivan contracted to pay a fixed rate of 7.13% and receive a floating interest rate during the duration of the swap agreement. On November 30, 1999, as part of the merger and recapitalization, O'Sullivan terminated this swap incurring a loss of $408,000. The loss has been included as a separate line item in the accompanying consolidated statement of operations.

         SENIOR SUBORDINATED NOTES. The senior subordinated notes issued by O'Sullivan totaling $100.0 million bear interest at the rate of 13.375% per annum and are due in 2009. The notes were sold at 98.046% of their face value. Interest is payable semiannually on April 15 and October 15. The senior subordinated notes contain various covenants including restrictions on additional indebtedness based on EBITDA coverage. In connection with these notes, O'Sullivan Holdings issued warrants to purchase 93,273 shares of O'Sullivan Holdings common stock at an exercise price of $0.01 per share and 39,273 share of O'Sullivan Holdings Series B junior preferred stock at an exercise price of $0.01 per share. The warrants are immediately exercisable. The notes were recorded net of discount, which consisted of $2.0 million of original issue discount and $3.5 million of the proceeds allocated to the fair value of the warrants, which amount was paid to O'Sullivan Holdings in return for the warrants.

         The original issue discount and the warrants are amortized over the life of the notes using the effective interest rate method. Expenses related to the issuance of the debt financing approximated $12.6 million and have been capitalized and recorded as other assets. Of this amount, $1.0 million was paid to BRS.

NOTE 12 - INCOME TAXES.

The income tax provision consists of the following:

                                                                                  For the year ended June 30,
                                                                               --------------------------------
                                                                                 2000        1999        1998
                                                                               --------    --------    --------
Current:                                                                               (in thousands)
    Federal                                                                 $     5,614 $    11,282 $     7,886
    State                                                                            79         548         442
                                                                               --------    --------    --------
                                                                                  5,693      11,830       8,328
Deferred                                                                          (540)         481         414
                                                                               --------    --------    --------
                                                                            $     5,153 $    12,311 $     8,742
                                                                               ========    ========    ========

The following table reconciles O'Sullivan's federal corporate statutory rate and its effective income tax rate:

                                                                                  For the year ended June 30,
                                                                               --------------------------------
                                                                                  2000       1999        1998
                                                                                --------   --------    --------
Statutory rate                                                                     35.0%      35.0%       35.0%
State income taxes, net of federal benefit                                          0.6        1.6         1.7
Goodwill amortization                                                               2.2        1.1         1.3
Other, net                                                                         (1.8)      (1.7)       (1.0)
                                                                                --------   --------    --------
Effective tax rate                                                                 36.0%      36.0%       37.0%
                                                                                ========   ========    ========

Deferred tax assets and liabilities consist of the following:

                                                                                               June 30,
                                                                                       ------------------------
                                                                                          2000          1999
                                                                                       ----------    ----------
                                                                                             (in thousands)
Deferred tax assets:
--------------------
Bad debt reserve                                                                    $       1,145   $         895
Insurance reserves                                                                            613             592
Accrued compensation                                                                        2,827           1,184
Other                                                                                         297             154
                                                                                       ----------      ----------
   Total deferred tax assets                                                                4,882           2,825
                                                                                       ----------      ----------
Deferred tax liabilities:
-------------------------
Depreciation and amortization                                                             (17,721)        (16,318)
Inventories                                                                                     -             (98)
Other                                                                                        (584)           (372)
                                                                                       ----------      ----------
   Total deferred tax liabilities                                                         (18,305)        (16,788)
                                                                                       ----------      ----------
      Net deferred tax liability                                                    $     (13,423)   $    (13,963)
                                                                                       ==========       =========
Reported as:
------------
Current assets (included in prepaid expenses and other current assets)              $       4,203   $       2,269
Noncurrent liabilities-deferred income taxes                                              (17,626)        (16,232)
                                                                                       ----------      ----------
      Net deferred tax liability                                                    $     (13,423)  $     (13,963)
                                                                                       ==========       =========

         SFAS 109 provides that the allocation of current and deferred tax expense to each member of a consolidated group should be made on a systematic, rational method. The tax provision and the deferred tax assets/liabilities presented in the accompanying consolidated financial statements have been determined on a stand-alone basis as allowed pursuant to SFAS 109.

         In connection with the 1994 initial public offering of O'Sullivan's Holdings' common stock, Tandy Corporation, TE Electronics Inc. and O'Sullivan Holdings entered into a Tax Sharing and Tax Benefit Reimbursement Agreement. Pursuant to the tax agreement, Tandy is primarily responsible for all U.S. federal income taxes, state income taxes and foreign income taxes with respect to O'Sullivan for all periods ending on or prior to the date of consummation of O'Sullivan Holdings' initial public offering and for audit adjustments to such federal income and foreign income taxes. O'Sullivan Holdings is responsible for all other taxes owing with respect to O'Sullivan, including audit adjustments to state and local income and for franchise taxes.

         O'Sullivan and Tandy made an election under Sections 338(g) and 338(h)(10) of the Internal Revenue Code with the effect that the tax basis of O'Sullivan's assets was increased to the deemed purchase price of the assets. An amount equal to such increase was included in income in the consolidated federal income tax return filed by Tandy. This additional tax basis results in increased income tax deductions and, accordingly, reduced income taxes payable by O'Sullivan Holdings. Pursuant to the tax agreement, O'Sullivan Holdings pays Tandy nearly all of the federal tax benefit expected to be realized with respect to such additional basis. Amounts payable to Tandy pursuant to the tax agreement are recorded as current federal income tax expense in the accompanying consolidated statements of operations. Income tax expense thus approximates the amount which would be recognized by O'Sullivan Holdings in the absence of the tax agreement. Although the amount of the payment required to be made in a particular year under the tax agreement may differ somewhat from the difference in that tax year between O'Sullivan Holdings' actual taxes and the taxes that O'Sullivan Holdings would have owed had the increase in basis not occurred, the aggregate amount of payments required to be made by O'Sullivan Holdings to Tandy over the life of the tax agreement will not differ materially from the difference over the life of the tax agreement between O'Sullivan Holdings' actual taxes and the amount of taxes that O'Sullivan Holdings would have owed had the increase in basis not occurred. Consequently, such payments should have no effect on O'Sullivan Holdings' earnings and should not have a material effect on its cash flow. The tax agreement provides for adjustments to the amount of tax benefit payable in the event of certain material transactions, such as a business combination or significant disposition of assets. During fiscal 2000, 1999 and 1998, $4.3 million, $9.7 million, $11.7 million, respectively, were paid to Tandy pursuant to this agreement. See note 17.

NOTE 13 - STOCK OPTIONS.

         Under O'Sullivan Holdings' Amended and Restated 1994 Incentive Stock Plan, designated officers, employees, employee directors and consultants of O'Sullivan were eligible to receive awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock grants or performance awards. Annually, non-employee directors of Holdings received options to purchase 2,000 shares of common stock (increased from 1,000 shares beginning in fiscal 1998). The purchase price of common stock subject to an option was to be not less than the market value of the stock on the date of the grant and for a term not to exceed ten years. An aggregate of 2,000,000 shares of common stock were reserved for issuance under the Plan, no more than 300,000 of which could be awarded as restricted stock or performance awards. In fiscal 1994, O'Sullivan Holdings awarded restricted shares of common stock totaling 19,950 shares. The restrictions on these shares lapsed in fiscal 1999.

         In July 1996, the compensation committee granted, subject to stockholder approval, options to purchase 625,250 shares of common stock to O'Sullivan's officers and other key employees. Depending on whether certain performance objectives were met, the options would become exercisable in one-third increments on each of the first three anniversaries of the date of the grant and would expire ten years after the date of the grant. To the extent performance objectives were not met, the options would become exercisable on August 10, 2003 and would expire September 10, 2003. As a result of O'Sullivan's performance in fiscal 1997, the options became exercisable over three years through fiscal 1999 and would expire in July 2006. The stockholders approved the grants in November 1996; accordingly, O'Sullivan recognized compensation expense of approximately $2.2 million over the three year vesting period, which amount was based on the difference between the exercise price and the fair market value of common stock on the date of stockholder approval. O'Sullivan recognized compensation expense of $749,000 in each of fiscal 1999 and fiscal 1998 related to the granting of these options.

         In connection with the recapitalization and merger of O'Sullivan Holdings, all outstanding options issued by O'Sullivan were either converted into options to purchase shares of O'Sullivan Holdings Series A junior preferred stock or exchanged for shares of O'Sullivan Holdings senior preferred stock and a cash payment equal to the difference between $16.75 and the exercise price of the option times the number of option shares. As a result, all of the outstanding options under O'Sullivan Holdings' Amended and Restated 1994 Incentive Stock Plan were converted or exchanged. O'Sullivan recognized compensation expense of $10.6 million in connection with the conversion and exchange of the stock options, which has been shown as a separate line item within the accompanying consolidated statement of operations. (See note 6)

         In January 2000, O'Sullivan adopted its 2000 Common Stock Option Plan. Pursuant to this plan, O'Sullivan Holdings may issue up to 81,818 shares of O'Sullivan Holdings common stock to employees of O'Sullivan. The exercise price for shares issued under the plan is fair market value on the date of grant. Options issued pursuant to the plan will vest in five annual installments if certain performance targets are met; otherwise, the options will vest in seven years from their date of grant or one day prior to their expiration. On June 19, 2000, the compensation committee granted options to purchase 75,800 shares of common stock at an exercise price of $1.90 per share, which is the estimated fair value of the underlying common stock at the date of grant. The expiration date of these options is November 30, 2009. None of these options were exercisable at June 30, 2000.


                  Summary of Common Stock Option Transactions
                          (share amounts in thousands)



                                         June 30, 2000           June 30, 1999            June 30, 1998
                                     ----------------------- ---------------------  -------------------------
                                                 Weighted                Weighted                Weighted
                                                 Average                 Average                  Average
                                                  Exercise               Exercise                Exercise
                                       Shares      Price      Shares      Price       Shares       Price
                                     ---------------------- ----------------------  -------------------------

Outstanding at beginning of year          1,593    $   9.84    1,544       $ 9.77     1,215      $ 7.61
Grants                                       86        3.50       91        10.60       378       15.90
Exercised                                   (42)       8.68      (14)        7.23       (38)       7.13
Converted into Series A junior             (828)      10.97        -            -         -           -
   preferred stock options
Extinguished and exchanged for             (725)       8.66        -            -         -           -
   Senior Preferred stock and cash
Canceled                                     (8)      12.94      (28)       10.00       (11)       9.32
                                          ------               ------                 ------
Outstanding at end of year                   76        1.90    1,593         9.84     1,544        9.77
                                          ======               ======                 ======
Exercisable at end of year                    -                  928         8.82       500        8.45
                                          ======               ======                 ======
Weighted average fair value of                     $   0.53                $ 5.38                $ 7.95
   options granted during the year                 ========                ======                ======


         In the merger, O'Sullivan Holdings issued options to purchase 60,318.67 shares of its Series A junior preferred stock, par value $.01 per share, in exchange for certain options held by management participants in the buyout. All of these options are currently vested and exercisable and expire on December 31, 2025. The agreements for the options to purchase O'Sullivan Holding Series A junior preferred stock provide for a special accrual at the rate of 14% per annum on the difference between the liquidation value of the stock ($150.00 per share) and the exercise price of the option ($50.00 per share). The special accrual accrues at the same time and in the same manner as would dividends on issued and outstanding shares of O'Sullivan Holdings Series A junior preferred stock. No amount is payable until the exercise of the option, and payment is further subject to the terms of any debt agreement of O'Sullivan Holdings. When made, payment of the special accrual may be made in cash or by a reduction in the option price for the option. The special accrual for fiscal 2000 of approximately $498,000 was pushed down to O'Sullivan and is included in selling, marketing and administrative expense in the accompanying consolidated statement of operations.

         O'Sullivan has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for O'Sullivan Holdings options granted to O'Sullivan employees except as mentioned above. Had compensation cost for stock option plans been determined based on the fair value at the grant date for awards in fiscal 2000, 1999 and fiscal 1998 in accordance with the provisions of SFAS No. 123, O'Sullivan's net income would have been adjusted to the pro forma amounts indicated below (in thousands):



                                               Year Ended June 30,
                                   ---------------------------------------------
                                       2000          1999          1998
                                   -----------    ----------   -----------

Net income         As reported     $    8,856     $  21,885    $   14,899
                   Pro forma           14,377        19,825        13,729

         The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model based upon the following weighted average assumptions:

                                               2000          1999         1998
                                             --------      --------     --------

Risk-free interest rate                        6.24%         5.10%        6.24%
Dividend yield                                 None          None         None
Volatility factor                              5.5%         42.57%       37.56%
Weighted average expected life (years)         3.6           6.0          6.6


         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of the impact on future years as the pro forma amounts above do not include the impact of stock option awards granted prior to fiscal 1996.

NOTE 14 - EMPLOYEE BENEFIT PLANS.

         O'Sullivan Holdings maintains a stock purchase program that is available to most O'Sullivan employees. The stock purchase program (the "SPP"), as amended, allows a maximum employee contribution of 5%, while O'Sullivan's matching contribution is 25%, 40% or 50% of the employee's contribution, depending on the length of the employee's participation in the program. Effective with the closing of the recapitalization and merger the program was amended to invest contributions in a broad-based mutual fund. The matching contributions to the stock purchase program for O'Sullivan employees were $685,000, $700,000 and $700,000 in fiscal years 2000, 1999 and 1998, respectively.

         O'Sullivan Holdings also has a Savings and Profit Sharing Plan in which most employees of O'Sullivan are eligible to participate. Under the savings or section 401(k) portion of the plan, employees may contribute from 1% to 15% of their compensation (subject to certain limitations imposed by the Internal Revenue Code), and O'Sullivan makes matching contributions equal to 50% of the first 5% of eligible employee contributions. Under the profit sharing portion of the plan, O'Sullivan may contribute annually an amount determined by the Board of Directors. Employer matching contributions vest immediately, while profit sharing contributions vest 100% when the employee has five years of service with O'Sullivan. For fiscal 2000, 1999 and 1998, O'Sullivan accrued approximately $2.5 million, $2.5 million and $1.7 million, respectively, for the profit sharing portion of the plan. The matching contributions to the savings portion of the plan were $750,000, $800,000 and $700,000 in fiscal year 2000, 1999 and 1998, respectively.

         Effective July 1, 1997, O'Sullivan Holdings implemented its Deferred Compensation Plan for the employees of O'Sullivan. This plan is available to employees of O'Sullivan deemed to be "highly compensated employees" pursuant to the Internal Revenue Code. O'Sullivan makes certain matching and profit sharing accruals to the accounts of participants. All amounts deferred or accrued under the terms of the plan represent unsecured obligations of O'Sullivan Holdings to the participants. Matching and profit sharing accruals under the this plan were not material in fiscal 2000, 1999 or 1998.

NOTE 15 - TERMINATION PROTECTION AGREEMENTS.

         O'Sullivan Holdings has entered into Termination Protection Agreements with most of its officers. These Termination Protection Agreements, all of which are substantially similar, have initial terms of two years which automatically extend to successive one-year periods unless terminated by either party. If the employment of any of these officers is terminated, with certain exceptions, within 24 months following a change in control, the officers are entitled to receive certain cash payments, as well as the continuation of fringe benefits for a period of up to twelve months. Additionally, all benefits under the Savings and Profit Sharing Plan and the Deferred Compensation Plan vest, all restrictions on any outstanding incentive awards or shares of restricted common stock will lapse and such awards or shares will become fully vested, all outstanding stock options will become fully vested and immediately exercisable, and O'Sullivan Holdings will be required to purchase for cash, on demand made within 60 days following a change in control, any shares of unrestricted common stock and options for shares at the then current per-share fair market value. The agreements also provide one year of outplacement services for the officer and that, if the officer moves more than 20 miles from his primary residence in order to accept permanent employment within 36 months after leaving O'Sullivan, O'Sullivan Holdings will, upon request, repurchase the officer's primary residence at a price determined in accordance with the agreement.

         In March 1999, O'Sullivan Holdings entered into 24 Termination Protection Agreements with its director-level managers, three of whom were promoted to officers in July 1999. The Termination Protection Agreements (all of which are substantially similar) have initial terms of two years which automatically extend for successive one-year periods unless terminated by either party. If the employment of any of these employees is terminated (with certain exceptions) within twelve months following a "Change in Control," or in certain other instances in connection with a Change in Control, the employees are entitled to receive a cash payment equal to the total of six months salary and one-half of their respective annual bonus (twelve months salary and an annual bonus amount with respect to the officers). The employees would also be entitled to the continuation of certain insurance benefits (life insurance, disability, medical, dental and hospitalization benefits) for a period of up to six (or twelve) months. The agreements also provide for outplacement services for the employee.

         Under the Termination Protection Agreements, a "Change in Control" will be deemed to have occurred if either (i) any person or group acquires beneficial ownership of 15% of the voting securities of O'Sullivan Holdings, (ii) there is a change in the composition of a majority of the board of directors within any two-year period which is not approved by certain of the directors who were directors at the beginning of the two-year period; (iii) the stockholders of O'Sullivan Holdings approve a merger, consolidation or reorganization involving O'Sullivan Holdings; (iv) there is a complete liquidation or reorganization involving O'Sullivan; or (v) O'Sullivan Holdings enters into an agreement for the sale or other disposition of all or substantially all of the assets of O'Sullivan Holdings.

NOTE 16 - RELATED PARTY TRANSACTIONS.

         BRS provided various advisory services to O'Sullivan Holdings related to the merger. These services included arranging and negotiating the financing of the merger, arranging and structuring the transaction, planning O'Sullivan Holdings' capital structure and related services. BRS received a transaction fee of $4.0 million from O'Sullivan Holdings and expenses of $62,000 for these services. Of the $4.0 million transaction fee, $3.0 million was recognized as a merger related expense by O'Sullivan Holdings and $1.0 million was pushed down and capitalized into loan fees at O'Sullivan.

         O'Sullivan entered into a management services agreement with BRS for strategic and financial advisory services on November 30, 1999. The fee for these services is the greater of (a) 1% of O'Sullivan Industries' consolidated earnings before interest, taxes, depreciation, and amortization or (b) $300,000 per year. Under the management services agreement, BRS can also receive reimbursement for expenses which are limited to $50,000 a year by the senior credit facility agreement. The accrued management fee for the period ended June 30, 2000 was $364,000 and is included in accounts payable in the accompanying consolidated balance sheet with the expense being included in selling, marketing and administrative expense in the accompanying statements of operations.

         The senior credit facilities and the management services agreement both contain certain restrictions on the payment of the management fee. The management services agreement provides that no cash payment for the management fee can be made unless the fixed charge coverage ratio for O'Sullivan's most recently ended four full fiscal quarters would have been at least 2.0 to 1.0. All fees and expenses under the management services agreement are subordinated to the senior subordinated notes.


NOTE 17 - COMMITMENTS AND CONTINGENCIES.

         Leases. O'Sullivan leases warehouse space, computers and certain other equipment under operating leases. As of June 30, 2000, minimum future lease payments for all noncancellable lease agreements were as follows (in thousands):


                                           2001             $     1,442
                                           2002                     831
                                           2003                     587
                                           2004                     405
                                           2005                      75
                                                            -----------
                                           Total            $     3,340
                                                            ===========

         Amounts incurred by O'Sullivan under operating leases (including renewable monthly leases) were $1,945,000, $1,679,000 and $1,367,000 in fiscal 2000, 1999 and 1998, respectively.

         Tandy Litigation. On June 29, 1999, Tandy Corporation filed a complaint against O'Sullivan Holdings in the District Court of Texas in Tarrant County. The complaint relates to a potential reduction in O'Sullivan Holdings tax benefit payments to Tandy that would result from increased interest expense after the completion of the merger. Tandy claims that this reduction would violate the tax sharing and tax reimbursement agreement. The complaint sought a court order compelling O'Sullivan Holdings to submit to a dispute resolution process. Alternatively, the complaint sought a declaratory judgment that after the merger O'Sullivan Holdings must continue to make tax-sharing payments to Tandy as if the merger had not occurred.

         On September 9, 1999, Tandy filed a motion for summary judgment in its lawsuit against O'Sullivan Holdings. On October 8, 1999, Tandy's motion was denied, as was all other relief sought by Tandy, except that O'Sullivan Holdings was directed to commence dispute resolution procedures before an arbitrator, according to the terms of the tax sharing agreement. Arbitrators have been selected to hear the dispute and discovery is proceeding. To support its motion for summary judgment, Tandy referred to a letter it received from its independent outside auditors, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers"). PricewaterhouseCoopers audits both Tandy's financial statements and O'Sullivan's financial statements. The PricewaterhouseCoopers letter advised Tandy on how PricewaterhouseCoopers expected the tax sharing agreement would operate, if certain assumptions were valid. On its face, the letter made clear that it was not expressing an "opinion" on how the actual dispute between Tandy and O'Sullivan Holdings would in fact be resolved, and the letter addressed assumptions that PricewaterhouseCoopers had been given by Tandy.

         O'Sullivan Holdings' annual report to stockholders on SEC Form 10-K for the year ended June 30, 1999 disclosed these facts, and expressed management's view, based on an opinion of our outside counsel, that Tandy's position in its suit was without merit. Because PricewaterhouseCoopers both wrote its letter to Tandy but did not object to the inclusion of management's view in the Form 10-K on the merits of Tandy's lawsuit, the SEC Staff asked O'Sullivan Holdings to clarify "whether PricewaterhouseCoopers has a reasonable basis to doubt management's view that Tandy's lawsuit has no merit." In management's view, PricewaterhouseCoopers had a reasonable basis for its acquiescence in the footnote disclosure in the Form 10-K that Tandy's position was without merit. First, O'Sullivan Holdings received an opinion from its outside counsel that supports management's view that Tandy's position in the litigation was without merit. That opinion was made available to PricewaterhouseCoopers in connection with its annual audit, and clearly supports the decision not to object to the inclusion of that footnote in O'Sullivan's financial statements. Second, PricewaterhouseCoopers also has advised O'Sullivan Holdings that its letter was predicated on assumptions it now understands are not relevant to the merger as actually structured, and therefore, PricewaterhouseCoopers has reaffirmed that its original letter did not attempt to offer an expert opinion to Tandy on the merger or predict the actual outcome of the litigation between Tandy and O'Sullivan Holdings. Neither PricewaterhouseCoopers nor O'Sullivan Holdings believe there is any inconsistency between PricewaterhouseCoopers' original letter, and its non-objection to the inclusion of that footnote disclosure in the Form 10-K. In light of PricewaterhouseCoopers' response, the PricewaterhouseCoopers letter has no relevance to the merger. At the SEC Staff's request, however, we have included this discussion of PricewaterhouseCoopers' letter. Finally, the Staff suggested that its concerns about this situation could be eliminated if PricewaterhouseCoopers were to withdraw the letter to Tandy. But, since the letter is not an expert opinion on any pending matter, a position PricewaterhouseCoopers has since reaffirmed to us, management does not believe there is any reason for PricewaterhouseCoopers formally to withdraw its letter.

         O'Sullivan believes it is now, and expects to continue to be, in full compliance with the tax sharing agreement. O'Sullivan believes that Tandy's position is without merit and intends to defend itself vigorously.

         Other Litigation. In addition, O'Sullivan is a party to various legal actions arising in the ordinary course of its business. O'Sullivan does not believe that any such pending actions will have a material adverse effect on its results of operations or financial position. O'Sullivan maintains liability insurance at levels which it believes are adequate for its needs.

         Regulatory matters. O'Sullivan's operations are subject to extensive federal, state and local laws, regulations and ordinances relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment. Permits are required for certain of O'Sullivan's operations and are subject to revocation, modification and renewal by governmental authorities. In general, compliance with air emission regulations is not expected to have a material adverse effect on O'Sullivan's business, results of operations or financial condition.

         O'Sullivan's manufacturing facilities ship waste product to various disposal sites. O'Sullivan has been designated as a potentially responsible party under the Arkansas Remedial Action Trust Fund Act in connection with the cost of cleaning up one site in Diaz, Arkansas and has entered into a de minimis buyout agreement with certain other potentially responsible parties, pursuant to which it has contributed $2,000 to date toward cleanup costs. O'Sullivan believes that amounts it may be required to pay in the future, if any, will be immaterial.

         Retirement Agreement. In October 1998, Mr. Daniel F. O'Sullivan, Chairman of the Board of Directors and Chief Executive Officer, completed negotiations of a retirement and consulting agreement with O'Sullivan Holdings contingent upon the hiring of his successor. In May 1999, the original retirement agreement was amended, removing the contingency relating to the hiring of his successor. The retirement agreement contains noncompetition provisions. O'Sullivan Holdings agreed to pay Mr. O'Sullivan $42,160 per month for 36 months after his retirement and then to pay him $11,458 per month until he reaches age 65. Payments under Mr. O'Sullivan's retirement and consulting agreement amount to an aggregate of $2.2 million. The initial value of the noncompetition asset which represents the present value of the future payments to be paid pursuant to the agreement, and the corresponding liability approximated $1.9 million. During this period, Mr. O'Sullivan is required to provide consulting, marketing and promotional services with respect to O'Sullivan's manufacturing activities and relations with major customers, if requested by O'Sullivan from time to time. O'Sullivan Holdings will also provide Mr. O'Sullivan with health insurance during the term of the agreement and thereafter until he becomes eligible for Medicare and life insurance during the term of the agreement.

         The present value of all future payments to Mr. O'Sullivan under this agreement have been capitalized and recorded as an intangible asset associated with the noncompetition provisions. The noncompetition asset is being amortized on a straight line basis over the term of the agreement which amortization commenced on March 31, 2000. The amortization period will be approximately 6.3 years.

         During fiscal 1999, O'Sullivan also recorded compensation expense equal to the intrinsic value of Mr. O'Sullivan's outstanding options in conjunction with the acceleration of the vesting of Mr. O'Sullivan's unvested options and the extension of the exercise period for all of Mr. O'Sullivan's options. The compensatory charge related to the options, combined with the associated legal and other costs, approximated $235,000.

NOTE 18 - MAJOR CUSTOMERS AND INTERNATIONAL OPERATIONS.

         Sales to three customers exceeded 10% of net sales in at least one of the prior three fiscal years. Sales to such customers as a percentage of gross sales were:

                                                                  Year ended June 30,
                                                             --------------------------------
                                                               2000       1999       1998
                                                               ----       ----       ----

                        Customer A                            22.0%      21.4%      21.5%
                        Customer B                            18.2%      13.1%      12.5%
                        Customer C                            10.5%       9.1%       4.6%


         There are no material foreign operations or export sales.

NOTE 19 - QUARTERLY OPERATING RESULTS - UNAUDITED (in thousands)



                                                        Fiscal 2000 (By Quarter)
                                       ---------------------------------------------------------
                                             1              2              3            4
                                       ---------------------------------------------------------
        Net sales                      $  101,992      $ 111,023      $ 116,686     $ 93,724
        Gross profit                       29,761         33,806         33,954       27,517
        Net income                          5,628         (1,911)         3,502        1,637

                                                        Fiscal 1999 (By Quarter)
                                     -----------------------------------------------------------
                                             1              2              3            4
                                     -----------------------------------------------------------
        Net sales                      $   87,673      $ 97,786      $ 108,529     $  85,644
        Gross profit                       24,893        28,099         32,809        26,201
        Net income                          3,715         4,733          7,732         5,705 (a)


     (a) See note 2 regarding significant fourth quarter adjustments.

NOTE 20--SUBSIDIARY FINANCIAL INFORMATION

         The following summarized financial information for O'Sullivan Industries - Virginia is presented as if O'Sullivan Industries - Virginia had existed as a corporation separate from O'Sullivan during the periods presented and includes the historical assets, liabilities, revenues and expenses that are directly related to O'Sullivan Industries - Virginia's operations. All material intercompany transactions have been eliminated. For the periods presented, certain expenses reflected in the combined financial statements included allocations of corporate expenses from O'Sullivan to O'Sullivan Industries - Virginia. These allocations include expenses for general management, management information systems, treasury, legal, benefits administration, insurance, tax compliance and other miscellaneous services. The allocation of expenses was generally based on actual costs incurred, and such costs were apportioned to O'Sullivan Industries - Virginia using varying methods including volume of sales and number of employees. In addition, O'Sullivan Industries - Virginia sells all customer trade receivables at face value to O'Sullivan immediately after consummation of the sale.

         Management believes that the foregoing allocations were made on a reasonable basis; however, the allocations of costs and expenses do not necessarily indicate the costs that would have been incurred by O'Sullivan Industries - Virginia on a stand-alone basis. Also, the financial information included in accompanying consolidated financial statements may not necessarily reflect what the financial position, results of operations and cash flows of the consolidated entity would have been had O'Sullivan and O'Sullivan Industries - Virginia been separate, stand-alone companies during the periods presented.


                          STATEMENT OF OPERATIONS DATA


                                          FOR THE YEAR ENDED JUNE 30,
                                   -------------------------------------------
                                        2000          1999           1998
                                      --------      --------        -------

        Net sales                      91,292       $71,282        $63,138

        Gross profit                   19,819        14,112         15,460

        Operating income                6,840         5,161          6,680

        Net income (loss)               3,646         2,682          3,705




                                        BALANCE SHEET DATA
                                        ------------------
                                        2000          1999
                                      --------      --------

Current assets                        16,403       $12,061

Noncurrent assets                     27,405        26,658

Current liabilities                    4,923         2,831

Noncurrent liabilities                 9,750        10,403


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following sets forth certain information with respect to the business experience of each Director of O'Sullivan during the past five years and certain other directorships held by Director.

CLASS I DIRECTORS--TERM EXPIRING 2000.

Richard D. Davidson, 52, was promoted to President and Chief Executive Officer of O'Sullivan Holdings, O'Sullivan and O'Sullivan Industries - Virginia in January 2000. He was named President and Chief Operating Officer of O'Sullivan Holdings, O'Sullivan and O'Sullivan Industries - Virginia in July 1996. He was named a Director of O'Sullivan and O'Sullivan Industries - Virginia in July 1996 and O'Sullivan Holdings in August 1996. From October 1995 to July 1996 he was a private investor. For more than five years prior to October 1995, he served as a Senior Vice President of Sunbeam Corporation and as President of Sunbeam's Outdoor Products Division.

CLASS II DIRECTORS--TERM EXPIRING 2001.

Stephen F. Edwards, 37 was appointed a director of O'Sullivan Holdings, O'Sullivan and O'Sullivan Industries - Virginia in connection with the merger. Mr. Edwards has been a principal of BRS since August 1995. Mr. Edwards was an officer of Citicorp Venture Capital from 1993 through July 1995. Mr. Edwards is a director of Town Sports International, Inc., Anvil Knitwear, Inc., and American Paper Group, Inc.

Harold O. Rosser, 51, was appointed a director of O'Sullivan Holdings, O'Sullivan and O'Sullivan Industries - Virginia in connection with the merger. Mr. Rosser has been a principal of BRS since August 1995. Mr. Rosser was an officer of Citicorp Venture Capital from 1987 through July 1995. He is a director of B&G Foods, Inc., California Pizza Kitchen, Inc., American Paper Group, Inc., Jitney-Jungle Stores of America, Inc., Acapulco Restaurants, Inc. and Penhall International, Inc. Mr. Rosser is also Chairman of the Board of Trustees of Hope Church in Wilton, Connecticut.

CLASS III DIRECTORS--TERM EXPIRING 2002.

Daniel F. O'Sullivan, 59, was named President, Chief Executive Officer and a Director of O'Sullivan Holdings in November 1993 and became Chairman of the Board in December 1993. He relinquished the position of President of O'Sullivan in July 1996 and resigned as Chief Executive Officer in October 1998. He served as President of O'Sullivan Industries from 1986 until July 1996, and was appointed Chairman of the Board and Chief Executive Officer in 1994. He also served as Chairman of the Board and Chief Executive Officer of O'Sullivan Industries - Virginia. Mr. O'Sullivan was employed by O'Sullivan from 1962 until his retirement. Under the terms of his retirement and consulting agreement with O'Sullivan Holdings, Mr. O'Sullivan retired as an executive of O'Sullivan Holdings, O'Sullivan and O'Sullivan Industries - Virginia effective March 31, 2000. He remains as non-executive Chairman of the Board for each company.

EXECUTIVE OFFICERS.

         O'Sullivan's executive officers, and their ages and positions with O'Sullivan as of September 1, 2000, are as follows:


NAME                                AGE    OFFICER    POSITION(S)
                                           SINCE(1)

Richard D. Davidson                  52      1996     President and Chief Executive Officer and Director
Tyrone E. Riegel                     57      1969     Executive Vice President
Phillip J. Pacey                     35      1999     Senior Vice President and Chief Financial Officer
Thomas M. O'Sullivan, Jr.            45      1993     Senior Vice President-Sales
Michael P. O'Sullivan                41      1995     Senior Vice President-Marketing
Rowland H. Geddie, III               46      1993     Vice President, General Counsel and Secretary
E. Thomas Riegel                     56      1993     Vice President-Strategic Operations
James C. Hillman                     55      1973     Vice President-Human Resources
Tommy W. Thieman                     49      1999     Vice President-Manufacturing-Lamar
Stuart D. Schotte                    38      1999     Vice President-Supply Chain Management

----------------------------------
         (1)Includes officer positions held with O'Sullivan Industries

         Tyrone E. Riegel, 57, has been Executive Vice President of O'Sullivan since July 1986 and served as a Director from March 1994 through November 1999. He was appointed as Executive Vice President and a Director of O'Sullivan Holdings in November 1993. His service as a director of O'Sullivan Holdings ended November 1999. Mr. Riegel also serves as Executive Vice President of O'Sullivan Industries - Virginia. Mr. Riegel has been employed by O'Sullivan since January 1964.

         Phillip J. Pacey was promoted to Senior Vice President and Chief Financial Officer of O'Sullivan Holdings, O'Sullivan and O'Sullivan Industries - Virginia in January 2000. He was appointed Vice President-Finance and Treasurer of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries -Virginia in July 1999. From November 1995 until July 1999, he served as Treasurer of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia. From 1994 until November 1995, Mr. Pacey served as Corporate Tax Manager of Savannah Foods and Industries, Inc., a sugar refiner and marketer.

         Thomas M. O'Sullivan, Jr. was promoted to Senior Vice President-Sales of O'Sullivan Holdings, O'Sullivan Holdings and O'Sullivan Industries - Virginia in January 2000. He had been Vice President-Sales of O'Sullivan, O'Sullivan Industries and O'Sullivan Industries - Virginia, Inc. since 1993. Mr. O'Sullivan has been employed by O'Sullivan since June 1979.

         Rowland H. Geddie, III has been Vice President, General Counsel and Secretary of O'Sullivan Holdings, O'Sullivan and O'Sullivan Industries - Virginia since December 1993. He served as a Director of O'Sullivan and O'Sullivan Industries - Virginia from March 1994 through November 1999.

         E. Thomas Riegel has been Vice President-Strategic Operations of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia since November 1995. From June 1993 until November 1995, he was Vice President-Marketing of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia. Mr. Riegel has been employed by O'Sullivan since May 1971.

         James C. Hillman has been Vice President-Human Resources of O'Sullivan Holdings since November 1993 and of O'Sullivan since 1980. He also serves as Vice President-Human Resources of O'Sullivan Industries - Virginia. Mr. Hillman has been employed by O'Sullivan since May 1971.

         Michael P. O'Sullivan was named Senior Vice President-Marketing of O'Sullivan Holdings, O'Sullivan and O'Sullivan Industries - Virginia in January 2000. He had been Vice President-Marketing of O'Sullivan Holdings, O'Sullivan and O'Sullivan Industries - Virginia since November 1995. He served as National Sales Manager of O'Sullivan and O'Sullivan Industries - Virginia from July 1993 until November 1995. Mr. O'Sullivan has been employed by O'Sullivan since 1984.

         Tommy W. Thieman was appointed Vice President-Manufacturing-Lamar in July 1999 for O'Sullivan Holdings and O'Sullivan. Since 1987, he has served as the Plant Manager in Lamar for O'Sullivan. Mr. Thieman has been employed by O'Sullivan since 1984.

         Stuart D. Schotte was appointed Vice President-Supply Chain Management in July 1999 for O'Sullivan Holdings, O'Sullivan and O'Sullivan Industries - Virginia. From February 1998 to July 1999, Mr. Schotte served as Controller for O'Sullivan Holdings, O'Sullivan and O'Sullivan Industries - Virginia. From July 1996 until February 1998, Mr. Schotte served as Director of Financial Analysis and Planning for Fast Food Merchandisers, Inc. From October 1994 to July 1996, he was a certified public accountant.

         CERTAIN RELATIONSHIPS. Daniel F. O'Sullivan, Thomas M. O'Sullivan, Jr. and Michael P. O'Sullivan are brothers. Tommy W. Thieman is the brother-in-law of Daniel F. O'Sullivan, Thomas M. O'Sullivan, Jr. and Michael P. O'Sullivan. Tyrone E. Riegel and James C. Hillman were, prior to the deaths of their respective spouses, brothers-in-law of Daniel F. O'Sullivan, Thomas M. O'Sullivan, Jr. and Michael P. O'Sullivan. Tyrone E. Riegel and E. Thomas Riegel are brothers.

ITEM 11.  EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

         The following table reflects the cash and non-cash compensation for the chief executive officer of O'Sullivan and the four next most highly compensated executive officers at June 30, 2000 and two executives who are no longer employees of O'Sullivan.

                                                                               LONG-TERM
                                           ANNUAL COMPENSATION(1)            COMPENSATION
                                           ----------------------            ------------
                                            SALARY        BONUS               SECURITIES          ALL OTHER
                                FISCAL       ($)           ($)             UNDERLYING STOCK     COMPENSATION
NAME AND PRINCIPAL POSITION      YEAR                                       OPTIONS (#)(2)         ($)(3)

Daniel F. O'Sullivan(4)           2000     216,827                                     -          189,993
Chairman of the Board             1999     275,000      229,279                        -           44,107
                                  1998     273,269       74,856               80,000               35,939

Richard D. Davidson               2000     244,231      176,623                8,500               45,984
President and                     1999     225,000      174,263                    -               37,104
Chief Executive Officer           1998     224,423       56,942               65,000               31,760

Tyrone E. Riegel                  2000     204,616      109,586                4,000               39,860
Executive Vice President          1999     195,000      116,276                    -               35,009
                                  1998     194,615       38,062               28,000               35,441

Terry L. Crump(5)                 2000      53,077       16,164                    -              303,184
Executive Vice President and      1999     160,000       95,460                    -               28,576
Chief Financial Officer           1998     159,423       31,284               28,000               27,366

Thomas M. O'Sullivan, Jr.         2000     144,423       66,005                4,000               26,181
Senior Vice President-Sales       1999     130,000       54,422                    -               24,222
                                  1998     129,615       17,922               12,000               23,660

Michael P. O'Sullivan             2000     134,423       61,473                4,000               24,807
Senior Vice President-Marketing   1999     120,000       50,259                    -               20,627
                                  1998     109,615       15,211               12,000               20,681

E. Thomas Riegel                  2000     134,731       50,678                3,000               26,980
Vice President-Strategic          1999     128,000       53,589                    -               22,241
Operations                        1998     127,692       17,651               12,000               24,482


-----------------------------

        (1)For the years shown, the named officers did not receive any annual compensation not properly categorized as salary or bonus, except for certain perquisites and other personal benefits. The amounts for perquisites and other personal benefits for the named officers are not shown because the aggregate amount of such compensation, if any, for each of the Named Officers during the fiscal year shown does not exceed the lesser of $50,000 or 10% of total salary and bonus reported for such officer.

         (2)Includes all options granted to the named officers during fiscal years shown under O'Sullivan's 1994 Amended and Restated Incentive Stock Plan and its 2000 Common Stock Option Plan. No stock appreciation rights were granted with any options.

         (3)In fiscal 2000, other compensation for the named officers consisted of the following:


                                                                                               DEFERRED
                                                                           STOCK PURCHASE   COMPENSATION
                                                             SPSP            PROGRAM        PLAN MATCHING
                               GROUP LIFE                 MATCHING AND       ("SPP")             AND          SEVERANCE OR
                                INSURANCE     AUTO       PROFIT SHARING      MATCHING       PROFIT SHARING    RETIREMENT
         NAME                   PREMIUMS  ALLOWANCE       CONTRIBUTIONS    CONTRIBUTIONS    CONTRIBUTIONS      PAYMENTS

Daniel F. O'Sullivan           $  3,150    $   -  *       $    9,539       $   11,549      $     7,827        $  163,930
Richard D. Davidson            $  2,016    $  9,000       $    9,539       $    8,841      $    16,588        $        -
Tyrone E. Riegel               $  3,150    $  8,500       $    9,539       $    8,022      $    10,648        $        -
Terry L. Crump                 $    609    $  1,635       $    2,994       $    2,426      $         -        $  295,520
Thomas M. O'Sullivan, Jr.      $    662    $  8,116       $    9,539       $    4,971      $     2,893        $        -
Michael P. O'Sullivan          $    393    $  8,250       $    9,539       $    4,617      $     2,007        $        -
E. Thomas Riegel               $  2,160    $  8,000       $    9,539       $    4,708      $     2,573        $        -



         *Mr. Daniel F. O'Sullivan had the use of a company-owned automobile as a perquisite during his employment at O'Sullivan.

         The table does not include amounts payable in the event of a Change in Control. See "Change in Control Protections".

         (4) Mr. Daniel F. O'Sullivan retired as an employee of O'Sullivan effective March 31, 2000. The table includes amounts paid to Mr. O'Sullivan under his retirement agreement in fiscal 2000.

         (5) Mr. Crump resigned as an officer of O'Sullivan on August 31, 1999. Severance payments to Mr. Crump are included in Mr. Crump's figures for fiscal 2000.

                         OPTION GRANTS IN THE LAST YEAR

         During the fiscal year ended June 30, 2000, options were granted to the named officers as specified below. The potential value of such options at the specified rates of appreciation are shown in the table below. The O'Sullivan 2000 Common Stock Option Plan does not authorize the grant of stock appreciation rights.


                                                      % OF TOTAL
                                       NUMBER OF       OPTIONS                               POTENTIAL REALIZABLE VALUE
                                       SECURITIES      GRANTED TO  EXERCISE                   AT ASSUMED ANNUAL RATES
                                       UNDERLYING       EMPLOYEES  OR BASE                  ---------------------------
                                    OPTIONS GRANTED   DURING THE   PRICE     EXPIRATION           5%(2)       10%(2)
         NAME                            (#)(1)      FISCAL YEAR  ($/SHARE)     DATE               ($)          ($)

Daniel F. O'Sullivan                      -                -                                            -          -
Richard D. Davidson                   8,500            11.2%        1.90        11/30/09            9,458     23,592
Tyrone E. Riegel                      4,000             5.3%        1.90        11/30/09            4,451     11,102
Terry L. Crump                            -                -                                            -          -
Thomas M. O'Sullivan                  4,000             5.3%        1.90        11/30/09            4,451     11,102
Michael P. O'Sullivan                 4,000             5.3%        1.90        11/30/09            4,451     11,102
E. Thomas Riegel                      3,000             4.0%        1.90        11/30/09            3,338      8,337


----------

         (1) Each named officer received incentive stock options in the amount shown. Each option becomes exercisable over five years, assuming certain performance targets are met. If the targets are not met with respect to any option shares, these option shares become exercisable on the earlier of June 19, 2007 or the day before expiration of the option. For persons who continue to serve as employees of O'Sullivan, the options expire on November 30, 2009. The exercise price and any tax withholding may be paid in cash or by delivery of already owned shares and cash.

         (2) The potential gains reported are net of the per share option exercise price, but before taxes associated with the exercise. These gains are calculated based on the market price on the date of grant and the stated assumed rates of appreciation each year over the life of the option. Actual gains, if any, on stock option exercises depend on the future performance of the common stock and the option holder's continued employment through the option exercise date. The amounts in the table may not be achieved.

                        OPTION EXERCISES IN THE LAST YEAR
                           AND YEAR-END OPTION VALUES

         In connection with the recapitalization and merger, all outstanding options held were either converted into cash and shares of senior preferred stock or converted into options to purchase shares of Series A junior preferred stock. The following table summarizes information regarding the treatment of options held by the named officers in the recapitalization and merger and the outstanding options to purchase common stock held by the named officers as of June 30, 2000.


                                                             OPTIONS FOR   COMMON      COMMON     VALUE OF     VALUE OF
                                                  SHARES OF   SERIES A     OPTION      OPTION       EXER-      UNEXER-
                                                   SENIOR      JUNIOR      SHARES      SHARES      CISABLE     CISABLE
                                    CASH          PREFERRED   PREFERRED     EXER-      UNEXER-     COMMON       COMMON
                                  RECEIVED          STOCK       STOCK      CISABLE     CISABLE     OPTIONS     OPTIONS
         NAME                       ($)           RECEIVED    RECEIVED   @ 6/30/00   @ 6/30/00    @ 6/30/00   @ 6/30/00


Daniel F. O'Sullivan             1,409,263          147,758     4,432          -           --     $    --     $     --
Richard D. Davidson                132,769           13,874    10,929          -        8,500          --           --
Tyrone E. Riegel                   841,378           88,103     3,378          -        4,000          --           --
Terry L. Crump                     787,575          106,670        --          -           --          --           --
Thomas M. O'Sullivan, Jr.           32,764            3,423     5,996          -        4,000          --           --
Michael P. O'Sullivan                   --               --     6,176          -        4,000          --           --
E. Thomas Riegel                   171,617           17,946     4,390          -        3,000          --           --



                          CHANGE IN CONTROL PROTECTIONS

         O'Sullivan Holdings has termination agreements with its executive officers. If the employment of a protected employee is terminated by us within a period of up to 24 months after a change in control, the employee will be entitled to receive various benefits. The completion of the merger is a change of control for purposes of these agreements. These benefits include:


    1. a cash payment equal to the current base salary and highest bonus received in the previous years;

    2. a cash payment equal to the bonus earned by the employee in the year of termination, calculated on a pro rated basis on the date of termination;

    3.     a cash payment equal to accrued and unpaid vacation pay;

    4.     a cash payment for an automobile allowance of 12 months;

    5.     continued life and health insurance coverage for up to 12 months;

    6. a lump sum payment, adjusted for taxes, to the employee in an amount equal to the protected employee's unvested profit sharing account in the Savings and Profit Sharing Plan;

    7. a cash payment based on the amount that the protected employee would have received under our Deferred Compensation Plan had he continued to work for O'Sullivan until he attained the age of 65;

    8. all outstanding stock options vest and bonus become immediately exercisable;

    9. O'Sullivan Holdings will be required to purchase for cash any shares of unrestricted common stock and options for shares at the fair market value;

    10.    one year of outplacement services;

    11. for certain executive officers, if the protected employee moves more than 20 miles from his primary residence in order to accept permanent employment within 36 months after leaving O'Sullivan, we will repurchase employee's primary residence; and

    12.    if the executive officer is required to pay an excise tax under
           Section 4999 of the Internal Revenue code of 1986, we will pay the employee an additional amount to offset the effect of the tax.


         The agreements for certain executive officers also provide for cash payments in lieu of matching payments under the Stock Purchase Program and the Savings and Profit Sharing Plan. The agreements for certain executive officers also provide that, in some circumstances, they may voluntarily leave our employment after a change in control and receive the benefits under the protection agreements. These circumstances include:



    -      an adverse change in the executive's status, title or duties;

    -      a reduction in the executive's salary or bonus;

    - relocation of the executive's office to a site which is more than 20 miles from its present location;

    -      a reduction in the executive's benefit levels;

    -      the insolvency or bankruptcy of O'Sullivan Holdings; or

    - the executive leaves our employment for any reason during the 60-day period beginning on the first anniversary of the change in control

         However, for purposes of the merger, each of the executive officers who is a management participant in the buyout waived his right to receive benefits under the protection agreements in these circumstances, other than a reduction in his salary or bonus.

         The table below sets forth the total payments that may be received by each of the named officers if these persons are terminated during fiscal 2001. The values of non-cash benefits have been included on the basis of their estimated fair value. These amounts do not include any payments to be received for shares of O'Sullivan Holdings stock or options to acquire O'Sullivan Holdings stock. These amounts also do not include payments which we would make to offset the effect of excise taxes or to purchase any executive officer's home. We have assumed for this purpose that the named officers are terminated on September 30, 2000.



         OFFICER                                                                                        AMOUNT

Daniel F. O'Sullivan.................................................................................$        -
      Chairman of the Board
Richard Davidson.....................................................................................$  637,537
      President and Chief Operating Officer
Tyrone E. Riegel.....................................................................................$  454,181
      Executive Vice President
Terry L. Crump.......................................................................................$        -
      Executive Vice President and Chief Financial Officer
Thomas M. O'Sullivan, Jr.............................................................................$  303,930
      Senior Vice President-Sales
Michael P. O'Sullivan................................................................................$  278,044
      Senior Vice President-Marketing




E. Thomas Riegel.....................................................................................$  266,757
      Vice President-Strategic Operations



                        COMPENSATION COMMITTEE INTERLOCKS
                            AND INSIDER PARTICIPATION

      The members of the Compensation Committee are Stephen F. Edwards and Harold O. Rosser. No member of the Compensation Committee was an officer or employee of O'Sullivan Holdings or its subsidiaries during the fiscal year ended June 30, 2000. Neither was formerly an officer of O'Sullivan Holdings or any of its subsidiaries. In addition, no executive officer of O'Sullivan serves on the board of directors or the compensation committee of another entity where a committee member is employed.

                             DIRECTORS' COMPENSATION

      Directors of O'Sullivan who are not employees of O'Sullivan Holdings or its subsidiaries or of BRS are paid an annual retainer of $25,000. The chairmen of the compensation committee and the audit committee each receive an additional $1,000 per year if not employed by BRS. Expenses of attendance at meetings are paid by O'Sullivan. No fees are paid for attendance at Board or compensation or audit committee meetings. Employees of O'Sullivan do not receive additional compensation for their service as a director other than payment of expenses, if any, to attend a meeting.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Under the securities laws of the United States, O'Sullivan Holdings' directors, executives and any persons holding 10% or more of Common Stock are required to report their ownership of O'Sullivan Holdings' Company's securities and any change in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to report in this report any failure to file by these dates during the fiscal year ended June 30, 2000. All of these filing requirements were satisfied by O'Sullivan Holdings' directors and Executives during fiscal 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of September 21, 2000, certain information with respect to the beneficial ownership of the securities of O'Sullivan Holdings by (i) each of our directors, (ii) each of the named executives, (iii) our executives and directors as a group and (iv) the only other owner of five percent of any class of O'Sullivan's equity securities known to us.


                                                                                 OPTIONS TO
                                                                                 PURCHASE
                                                                                 SHARES OF       SHARES OF
                                                       PERCENTAGE   SHARES OF     SERIES A        SERIES B
                                        SHARES OF          OF        SENIOR       JUNIOR          JUNIOR
                                         COMMON          COMMON    PREFERRED     PREFERRED       PREFERRED
   NAME OF BENEFICIAL OWNER               STOCK          STOCK       STOCK        STOCK          STOCK
                                        ---------      ----------  ----------    ----------      ---------

BRS(1)                                   989,617         72.34%         -             -           442,933

Richard D. Davidson                       81,549          5.96%    14,819        10,929            20,839

Daniel F. O'Sullivan                       9,972          0.73%   197,681         4,432                 -

Tyrone E. Riegel                          21,265          1.55%   101,939         3,378             3,644

Michael P. O'Sullivan                     31,305          2.29%     5,080         6,176             5,117

Thomas M. O'Sullivan, Jr.                 34,151          2.50%     6,664         5,996             6,561

E. Thomas Riegel                          19,816          1.45%    20,711         4,390             2,425

Directors and executive officers
as a group (13 persons)                1,280,277(2)      94.10%   181,452        47,706            53,529

BancBoston Investments, Inc.              93,273(3)       6.38%         -             -            39,273(3)


------------------

         (1) The principals of BRS's parent are Bruce C. Bruckmann, Harold O. Rosser, Stephen C. Sherrill, Stephen F. Edwards and Paul D. Kaminsky, each of whom could be deemed to beneficially own the shares of O'Sullivan Holdings held by BRS.

         (2) Consists of shares held by BRS that may be deemed to be beneficially owned by Stephen F. Edwards and Harold O. Rosser, Directors of O'Sullivan.

         (3) BancBoston Investments, Inc. holds warrants to purchase these shares.

         Each management participant has a business address at 1900 Gulf Street, Lamar, Missouri 64759-1899. BRS' address is 126 East 56th Street, 29th Floor, New York, New York 10022. BancBoston Investments, Inc.'s address is 175 Federal Street, 10th Floor, Boston, Massachusetts 02110. BancBoston Investments, Inc. is a subsidiary of Fleet Boston Financial Corporation, a publicly held corporation.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During fiscal 2000, Casey O'Sullivan, a son of Daniel F. O'Sullivan, worked as a salesman for Bennett Packaging, which that provides O'Sullivan corrugated boxes for its products. Bennett Packaging has long been one of O'Sullivan's suppliers; O'Sullivan paid Bennett $6.2 million during fiscal 2000. O'Sullivan has followed the practice of awarding purchase orders for cartons for a model to the lowest bidder for the carton.

BRS TRANSACTION FEES

         BRS provided various advisory services to Holdings and to us related to the recapitalization and merger. These services included arranging and negotiating the financing of the recapitalization and merger, arranging and structuring the transaction, including forming OSI, planning its capital structure, planning our capital structure and related services. For these services, BRS received a transaction fee of $4.0 million plus $62,000 in expenses upon completion of the recapitalization and merger.

         BRS also provided $15.0 million of financing pursuant to a securities purchase agreement with O'Sullivan Holdings. BRS received a transaction fee of $300,000 in connection with its provision of this financing. BRS subsequently sold the securities it acquired under this agreement to BancBoston Investments, Inc.

MANAGEMENT SERVICES AGREEMENT

         In connection with the merger, O'Sullivan entered into a management services agreement with BRS. Under the terms of this agreement, BRS provides:

         -        general management services;
         - assistance with the negotiation and analysis of financial alternatives; and
         -        other services agreed upon by BRS.

In exchange for these services, BRS will earn an annual fee equal to the greater of:

         - 1.0% of O'Sullivan's annual consolidated earnings before interest, taxes, depreciation and amortization; or
         -        $300,000.

         In addition to certain restrictions on the payment of the management fee contained in the senior credit facilities, the management services agreement contains certain restrictions on the payment of that fee. The management services agreement, among other things, provides that no cash payment of the management fee will be made unless the Fixed Charge Coverage Ratio for our most recently ended four full fiscal quarters for which internal financial statements are available to management immediately preceding the date when the management fee is to be paid is at least 2.0 to 1. The management services agreement also provides that the payment of all fees and other obligations under the management services agreement will be subordinated to the prior payment in full in cash of all interest, principal and other obligations on O'Sullivan's senior subordinated notes in the event of a bankruptcy, liquidation or winding-up of O'Sullivan.

SEVERANCE AGREEMENTS

         In October 1998, O'Sullivan Holdings entered into a Retirement and Consulting Agreement, Release and Waiver of Claims with Daniel F. O'Sullivan. Under the retirement agreement, as amended in May 1999, Mr. O'Sullivan resigned as Chief Executive Officer in October 1998 and retired as an executive on March 31, 2000. O'Sullivan Holdings agreed to pay Mr. O'Sullivan $42,160 per month for 36 months after his retirement and then to pay him $11,458 per month until he reaches age 65. Payments under Mr. O'Sullivan's retirement and consulting agreement amount to an aggregate of $2.2 million and a present value of approximately $1.9 million. During this period, Mr. O'Sullivan is required to provide consulting, marketing and promotional services with respect to our manufacturing activities and relations with major customers, if requested by us, from time to time. Mr. O'Sullivan has agreed not to compete with us during the period he is a consultant. O'Sullivan Holdings will also provide Mr. O'Sullivan with health insurance during the term of the agreement and thereafter until he becomes eligible for Medicare and life insurance during the term of the agreement

         In August 1999, O'Sullivan Holdings entered into a severance agreement with Terry Crump, our Executive Vice President and Chief Financial Officer at the time. Pursuant to the agreement, Mr. Crump resigned as an officer of O'Sullivan Holdings and O'Sullivan Industries effective August 31, 1999, although he remained an employee until January 2000. Under Mr. Crump's severance agreement, O'Sullivan Holdings paid Mr. Crump approximately $325,000 in January 2000. This amount has been recorded as a non-current asset and is being amortized over the life of the non-compete agreement. The $325,000 payment did not include payment for shares of O'Sullivan Holdings' common stock or stock options held by Mr. Crump.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)   Financial Statements

         The following consolidated statements of O'Sullivan Industries Holdings, Inc. and subsidiaries are filed as part of this report:


         Report of Independent Accountants...................................................................    27

         Consolidated Balance Sheets as of June 30, 2000 and 1999............................................    28

         Consolidated Statements of Operations for each of the three years in the period ended June 30, 2000     29

         Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2000.    30

         Consolidated  Statements  of Changes  in  Stockholders'  Equity  for each of the three  years in the
         period ended June 30, 2000..........................................................................    31

         Notes to Consolidated Financial Statements..........................................................    32


(a)(2)   Financial Statements Schedules

                  Schedules have been omitted because they are not required or are not applicable or the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

(a)(3)   Exhibits:

                  A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of September, 2000.

                                 O'SULLIVAN  INDUSTRIES  HOLDINGS, INC.


                                 By /s/ Richard D. Davidson
                                    ---------------------------------------
                                            Richard D. Davidson
                                      President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    /s/ Daniel F. O'Sullivan                      Chairman of the Board                September 28, 2000
----------------------------
      Daniel F. O'Sullivan


                                           President and Chief Executive Officer
    /s/ Richard D. Davidson                            and Director                    September 28, 2000
-----------------------------                  (Principal Executive Officer)
      Richard D. Davidson

                                                Senior Vice President and
    /s/ Phillip J. Pacey                          Chief Financial Officer              September 28, 2000
-----------------------------          (Principal Financial and Accounting Officer)
       Phillip J. Pacey

    /s/ Stephen F. Edwards                          Director                           September 28, 2000
-----------------------------
      Stephen F. Edwards


    /s/ Harold O. Rosser                            Director                           September 28, 2000
------------------------------
      Harold O. Rosser


                               INDEX TO EXHIBITS




EXHIBIT                                            DESCRIPTION                                                   PAGE
  NO.                                                                                                             NO.



2.1             Amended and Restated Agreement of Merger dated as of October 18, 1999 by and among OSI
                Acquisition, Inc. and O'Sullivan Holdings, (incorporated by reference to Appendix A to
                Proxy Statement /Prospectus included in Registration Statement on Form S-4
                (File No. 333-81631))

3.1 &           Certificate of Incorporation of O'Sullivan (incorporated by reference to Exhibit 3.1
4.1             to Appendix A to Registration Statement on Form S-4 (File No. 333-31282))

3.2 &           By-laws of O'Sullivan (incorporated by reference to Exhibit 3.3 to Registration
4.2             Statement on Form S-4 (File No. 333-31282))

4.3             Indenture dated as of November 30, 1999 by and among O'Sullivan, O'Sullivan Industries -
                Virginia as Guarantor and the Norwest Bank of Minnesota, National Association, as Trustee
                (incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-Q of O'Sullivan
                Holdings for this quarter ended December 31, 1999 (File No. 0-28493))

4.4             Warrant Agreement dated as of November 30, 1999 between O'Sullivan Holdings and Norwest
                Bank Minnesota, National Association, as Warrant Agent, relating to warrants to purchase
                39,273 shares of O'Sullivan Holdings Series B junior preferred stock, including form of warrant certificate (incorporated by reference to Exhibit 4.5 to Quarterly Report Form
                10-Q of O'Sullivan Holdings for the quarter ended December 31, 1999 (File No. 0-28493))

4.5             Warrant Agreement dated as of November 30, 1999 between O'Sullivan Holdings and Norwest
                Bank Minnesota, National Association, as Warrant Agent, relating to warrants to purchase
                93,273 shares of O'Sullivan Holdings common stock, including form of warrant certificate
                (incorporated by reference to Exhibit 4.6 to Quarterly Report on Form 10-Q of O'Sullivan
                Holdings for the quarter ended December 31, 1999 (File No. 0-28493))

9               Stockholders Agreement dated November 30, 1999 by and among O'Sullivan, Bruckmann, Rosser,
                Sherrill & Co. II L.P., each of the persons executing and investor or executive signature page thereto and each of the warrant holders executing a warrant holder signature page attached thereto and such other persons acquiring a warrant after the date thereof
                (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q of
                O'Sullivan Holdings for the quarter ended December 31, 1999 (File No. 0-28493))

10.1            Debt Registration Rights Agreement dated as of November 30, 1999 by and among O'Sullivan,
                Inc., Lehman Brothers and O'Sullivan Industries - Virginia, as guarantor (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-4 (File No. 333-31282))

10.2*           Stock Purchase Agreement dated as of November 30, 1999 by and among Bruckmann, Rosser,
                Sherrill & Co. II, L.P. and the individuals whose names appear on the signature pages attached thereto (incorporated by reference to Exhibit 10.2 to Registration Statement on
                Form S-4 (File No. 333-31282))




EXHIBIT                                            DESCRIPTION                                                   PAGE
  NO.                                                                                                             NO.


10.3            Unit Agreement dated as of November 30, 1999 by and among O'Sullivan, O'Sullivan
                Holdings, O'Sullivan Industries - Virginia, and Norwest Bank of Minnesota, National
                Association (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-4
                (File No. 333-31282))

10.4            Credit Agreement dated as of November 30, 1999 by and among O'Sullivan, O'Sullivan
                Holdings, Lehman Brothers Inc. and Lehman Commercial Paper, Inc. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the
                quarter ended December 31, 1999 (File No. 0-02843))

10.4a           First Amendment to Credit Agreement, effective as of November 30, 1999 (incorporated by reference to Exhibit 10.4a to Amendment No. 2 to Registration Statement on Form S-4 (File
                No. 333-31282))

10.5            Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of November 30, 1999 from O'Sullivan to the trustee named therein for the benefit of Lehman
                Brothers Inc., Lehman Commercial Paper, Inc. and the several lenders and financial institutions which become parties thereto from time to time (incorporated by reference to
                Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-31282))

10.6            Guarantee and Collateral Agreement dated as of November 30, 1999 by and among O'Sullivan,
                O'Sullivan Holdings, O'Sullivan Industries - Virginia, and Lehman Commercial Paper, Inc.
                (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-4 (File
                No. 333-31282))

10.7            Intellectual Property Security Agreement dated as of November 30, 1999 by and among
                O'Sullivan and Lehman Commercial Paper, Inc. (incorporated by reference to Exhibit 10.7 to
                Registration Statement on Form S-4 (File No. 333-31282))

10.8            Intercompany Subordinated Demand Promissory Note dated as of November 30, 1999 by and among O'Sullivan and O'Sullivan Industries - Virginia, (incorporated by reference to Exhibit
                10.8 to Registration Statement on Form S-1 (File No. 333-31282))

*10.9           Management Stock Agreement dated November 30, 1999 by and among O'Sullivan Holdings,
                Bruckmann, Rosser, Sherrill & Co. II, L.P., and the individuals whose signatures appear on the signature pages thereto (incorporated by reference to Exhibit 10.7 to Quarterly
                Report on Form 10-Q of O'Sullivan Holdings for the quarter ended
                December 31, 1999 (File No. 0-28493))

*10.10          Subscription Agreement dated November 30, 1999 by and among OSI Acquisition, Inc.,
                Bruckmann, Rosser, Sherrill & Co. II, L.P. and the individuals whose signatures appear on the signature pages thereto (incorporated by reference to Exhibit 10.10 to Registration
                Statement on Form S-4 (File No. 333-31282))

*10.11          O'Sullivan Holdings 2000 Common Stock Option Plan (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-31282))

*10.12          Form of Common Stock Option Agreement (incorporated by reference to Exhibit 10.12 to Annual
                Report on Form 10-K of O'Sullivan Holdings for the year ended June 30, 2000 (File No. 0-28493))

*10.13          O'Sullivan Holdings Preferred Stock Option Plan (incorporated by reference to Exhibit 10.3 to
                Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended December 31, 1999
                (File No. 0-28493))



EXHIBIT                                            DESCRIPTION                                                   PAGE
  NO.                                                                                                             NO.


*10.14          Form of Preferred Stock Option Agreement dated November 30, 1999 (incorporated by reference to
                Exhibit 10.4 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended
                December 31, 1999 File No. 0-28493))

*10.15          Registration Rights Agreement dated November 30, 1999 by and among O'Sullivan  Holdings,
                Bruckmann, Rosser, Sherrill & Co. II, L.P. and the individuals who executed executive signature pages or warrant holder signature pages or acquired warrants after execution of the signature pages attached thereto (incorporated by reference to Exhibit 10.6 to
                Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended December 31, 1999
                (File No. 0-28493))

*10.16          Agreement and Acknowledgment of Optionee dated November 30, 1999 by and among O'Sullivan
                Holdings and each of the individuals who executed an individual signature page thereto
                (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-4 (File No.
                333-31282))

*10.17          Form of Election to Roll Shares dated November 30, 1999 by and among O'Sullivan  Holdings and each of the individuals who executed an individual signature page thereto (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-4 (File No. 333-31282))

*10.18          Management Services Agreement dated November 30, 1999 by and among O'Sullivan  Holdings and Bruckmann, Rosser, Sherrill & Co. II, L.P. (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended December
                31, 1999 (File No. 0-28493))

*10.19          Form of Amended and Restated Termination Protection Agreement between O'Sullivan Holdings and certain members of management (incorporated by reference to Exhibit 10.2 to Quarterly
                Report of O'Sullivan Holdings on Form 10-Q for the quarter ended March 31, 1996
                (File No. 1-12754))

*10.20          Form of Termination Protection Agreement between O'Sullivan Holdings and certain members of management (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K of
                O'Sullivan Holdings for the year ended June 30, 1999 (File No. 1-12754))

*10.21          O'Sullivan Holdings, Deferred Compensation Plan (the "DCP") (incorporated by reference to
                Exhibit 10.2 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended
                March 31, 1997 (File No. 1-12754))

*10.21a         First Amendment to the DCP (incorporated by reference to Exhibit 10.4a to Annual Report on
                Form 10-K of O'Sullivan Holdings for the year ended June 30, 1997 (File No. 1-12754))

*10.21b         Second Amendment to the DCP (incorporated by reference to Exhibit 10.20b to Registration
                Statement on Form S-4 (File No. 333-31282))

*10.21c         Third Amendment to the DCP (incorporated by reference to Exhibit 10.21(c) to Annual
                Report on Form 10-K of O'Sullivan Holdings for the year ended June 30, 2000 (File No. 0-28493))

10.22           Amended and Restated Tax Sharing and Tax Reimbursement Agreement dated as of June 19, 1997 between O'Sullivan Holdings and Tandy Corporation and TE Electronics Inc. (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K of O'Sullivan Holdings for the year ended June 30, 1997 (File No. 1-12754))



EXHIBIT                                            DESCRIPTION                                                   PAGE
  NO.                                                                                                             NO.

*10.23          Form of Indemnity Agreement between O'Sullivan Holdings and certain directors and officers (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Registration
                Statement on Form S-1 (File No. 33-72120))

*10.24          Retirement and Consulting Agreement, Release and Waiver of Claims between O'Sullivan
                Holdings and Daniel F. O'Sullivan dated October 16, 1998 (incorporated by reference to
                Exhibit 10 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended
                September 30, 1998 (File No. 1-12754))

*10.24a         Amendment to Retirement Agreement dated as of May 16, 1999 between O'Sullivan Holdings and Daniel F. O'Sullivan (incorporated by reference to Exhibit 10.9a to Annual Report on
                Form 10-K of O'Sullivan Holdings for the year ended June 30, 1999 (File No. 1- 12754))

*10.25          Description of O'Sullivan Holdings' annual incentive compensation plan (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K of  O'Sullivan Holdings for the
                year ended June 30, 1999 (File No. 1-12754))

21              Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Annual Report on Form 10-K of O'Sullivan Holdings for the year ended June 30, 1995 (File No. 1-12754))

27              Financial Data Schedule                                                                          64


----------------


         * Each of these exhibits is a "management contract or compensatory plan or arrangement."

         Pursuant to item 601 (b) (4) (iii) of Regulation S-K, O'Sullivan has not filed agreements relating to certain long-term debt of O'Sullivan aggregating $10 million. O'Sullivan agrees to furnish the Securities and Exchange Commission a copy of such agreements upon request.