Form 10-Q
period 2000-09-30
OSULLIVAN INDUSTRIES INC
filed 2000-11-14
CIK 1107978

================================================================================


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
|X|    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000

                                       OR

| |    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                      SECURITIES  EXCHANGE  ACT  OF  1934
For the transition period from               to
                               -------------    -----------------
Commission file number: 333-31282


                           O'SULLIVAN INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)



                              Delaware                                                    43-0923022
   (State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

                  1900 Gulf Street, Lamar, Missouri                                       64759-1899
              (Address of principal executive offices)                                    (ZIP Code)

                                                   (417) 682-3322
                                (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X       No
                                                --------      --------

         As of September 15, 2000, 100 shares of Common Stock of O'Sullivan Industries, Inc., par value $1.00 per share, were outstanding.

================================================================================

                    The Index to Exhibits begins on page 15.

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS.

                  O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
       (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                      (in thousands, except for share data)


                                                                                        September 30,       June 30,
                                       Assets:                                               2000             2000
                                       -------                                         ---------------   --------------


Current assets:
   Cash and cash equivalents                                                            $     5,648      $    11,867
   Trade receivables, net of allowance for doubtful accounts
      of $3,268 and $3,095, respectively                                                     65,884           58,975
   Inventories, net                                                                          66,238           65,256
   Prepaid expenses and other current assets                                                  6,746            6,432
                                                                                        -----------      -----------
         Total current assets                                                               144,516          142,530


Property, plant and equipment, net                                                          100,428           99,548
Other assets                                                                                 13,429           13,935
Goodwill, net of accumulated amortization                                                    39,338           39,755
Receivable from parent                                                                          321              521
                                                                                        -----------      -----------
         Total assets                                                                   $   298,032      $   296,289
                                                                                        ===========      ===========

                               Liabilities and Stockholder's Deficit:
                               -------------------------------------
Current liabilities:
   Accounts payable                                                                     $    15,621      $    15,399
   Current portion of long-term debt                                                          6,500            3,000
   Accrued liabilities                                                                       31,596           30,597
                                                                                        -----------      -----------
         Total current liabilities                                                           53,717           48,996

Long-term debt, less current portion                                                        234,819          235,708
Other liabilities                                                                             2,075            1,816
Deferred income taxes                                                                        17,626           17,626
                                                                                        -----------      -----------
         Total liabilities                                                                  308,237          304,146

Commitments and contingencies (Note 5)

Stockholder's deficit:
   Common stock; $1.00 par value, 100 shares authorized, issued and outstanding                  -                -
   Retained deficit                                                                         (9,897)          (7,843)
   Accumulated other comprehensive loss                                                       (308)             (14)
                                                                                        -----------      -----------
         Total stockholder's deficit                                                       (10,205)          (7,857)
                                                                                        -----------      -----------
         Total liabilities and stockholder's deficit                                    $  298,032       $  296,289
                                                                                        ===========      ===========


                      The accompanying notes are an integral part of these consolidated financial statements.

              O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
   (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
             UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)



                                                                                              Three months ended
                                                                                                 September 30,
                                                                                                 -------------
                                                                                               2000          1999
                                                                                               ----          ----

  Net sales                                                                                $   90,519   $  101,992

  Costs and expenses:
     Cost of sales                                                                             66,175       72,231
     Selling, marketing and administrative                                                     19,727       20,546
                                                                                           -----------  -----------
  Total costs and expenses                                                                     85,902       92,777
                                                                                           -----------  -----------

  Operating income                                                                              4,617        9,215
  Other income (expense)
     Interest expense                                                                          (7,815)        (494)
     Interest income                                                                              137           72
                                                                                           -----------  -----------

  Income (loss) before income tax provision and cumulative effect of accounting change         (3,061)       8,793
  Income tax provision (benefit)                                                               (1,102)       3,165
                                                                                           -----------  -----------

  Income (loss) before cumulative effect of accounting change                                  (1,959)       5,628
  Cumulative effect of accounting change, net of income tax benefit of $53                        (95)           -
                                                                                           -----------  -----------
  Net income (loss)                                                                        $   (2,054)  $    5,628
                                                                                           ===========  ===========


                      The accompanying notes are an integral part of these consolidated financial statements.


                  O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
       (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                        Three months ended
                                                                                          September 30,
                                                                                          -------------
                                                                                       2000              1999
                                                                                       ----              ----

Cash flows provided (used) by operating activities:
        Net income (loss)                                                         $      (2,054)  $      5,628
        Adjustments to reconcile net income (loss) to net cash provided (used)
          by operating activities:
           Depreciation and amortization                                                  3,919          3,654
           Amortization of debt issuance cost                                               460              -
           Bad debt expense                                                                 150            309
           Loss on disposal of assets                                                        71              3
        Changes in assets and liabilities:
           Trade receivables                                                             (7,059)        (8,677)
           Inventories                                                                     (982)           432
           Other assets                                                                    (609)          (318)
           Accounts payable, accrued liabilities and other liabilities                    1,480          9,882
                                                                                  -------------   ------------
                Net cash provided (used) by operating activities                         (4,624)        10,913
                                                                                  -------------   ------------
Cash flows used for investing activities:
        Capital expenditures                                                             (4,337)        (3,300)
                                                                                  -------------   ------------
Cash flows provided (used) by financing activities:
        Proceeds from borrowings                                                          3,042              -
        Repayment of borrowings                                                            (500)             -
        Advances on intercompany debt                                                       200             20
                                                                                  -------------   ------------
                Net cash flows provided by financing activities                           2,742             20
                                                                                  -------------   ------------
Net increase (decrease) in cash and cash equivalents                                     (6,219)         7,633
Cash and cash equivalents, beginning of period                                           11,867          3,740
                                                                                  -------------   ------------
Cash and cash equivalents, end of period                                          $       5,648   $     11,373
                                                                                  =============   ============


                      The accompanying notes are an integral part of these consolidated financial statements.



                  O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
       (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                 UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN
                             STOCKHOLDER'S DEFICIT
                 For the three months ended September 30, 2000
                                 (in thousands)



                                                                  Accumulated
                                                                     other              Total
                                               Retained          comprehensive      stockholder's       Comprehensive
                                                deficit              loss              deficit              loss
                                             ------------        -------------      -------------       -------------

Balance, June 30, 2000                      $    (7,843)         $     (14)         $   (7,857)
   Net loss                                      (2,054)                                (2,054)         $     (2,054)
   Other comprehensive loss                           -               (294)               (294)                 (294)
                                            ------------         ----------         -----------         -------------
Balance, September 30, 2000                 $    (9,897)         $    (308)         $  (10,205)         $     (2,348)
                                            ============         ==========         ===========         =============



              The accompanying notes are an integral part of these consolidated financial statements.


                  O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
       (A WHOLLY OWNED SUBSIDIARY OF O'SULLIVAN INDUSTRIES HOLDINGS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 1--BASIS OF PRESENTATION

         The unaudited consolidated financial statements of O'Sullivan Industries, Inc. ("O'Sullivan"), a wholly owned subsidiary of O'Sullivan Industries Holdings, Inc., included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in O'Sullivan's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The interim results are not necessarily indicative of the results that may be expected for a full year.

NOTE 2--ADOPTION OF SFAS 133

         O'Sullivan adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), on July 1, 2000. As required by the transition provisions of FAS 133, O'Sullivan recorded a net-of-tax cumulative-effect type adjustment of $95,000 in current earnings to recognize the fair value of its derivatives designated as cash-flow hedging instruments.

         O'Sullivan's derivatives instruments are recognized on the balance sheet at their fair value. O'Sullivan currently has a costless interest rate collar hedging one-half the value of its senior credit facilities. On the date the derivative contract is entered into, O'Sullivan designates its derivative as either a hedge of the fair value of a recognized asset or liability ("fair value" hedge), as a hedge of the variability of cash flows to be received ("cash flow" hedge), or as a foreign-currency cash flow hedge ("foreign currency" hedge). Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows. Changes in the fair value of derivatives that are highly effective as - and that are designated and qualify as - foreign-currency hedges are recorded in either current-period earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge (e.g., a hedge of a firm commitment that is to be settled in a foreign currency) or a cash-flow hedge (e.g., a foreign-currency-denominated forecasted transaction).

         O'Sullivan formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value, cash-flow or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. O'Sullivan also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, O'Sullivan discontinues hedge accounting prospectively, as discussed below.

         O'Sullivan discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated or exercised; (3) the derivative is de-designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) because a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

         When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried on the balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current-period earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current-period earnings.

NOTE 3--INVENTORY

       Inventory consists of the following:


                                     September 30,       June 30,
                                         2000              2000
                                       --------          -------
                                            (in thousands)

Finished goods                          $48,263          $47,350
Work in process                           6,702            6,258
Raw materials                            11,273           11,648
                                        -------          -------
                                        $66,238          $65,256
                                        =======          =======


NOTE 4 - RELATED PARTY TRANSACTIONS

         O'Sullivan entered into a management services agreement with BRS for strategic and financial advisory services on November 30, 1999. The annual fee for these services is the greater of (a) 1% of O'Sullivan's consolidated earnings before interest, taxes, depreciation and amortization or (b) $300,000. Under the management services agreement, BRS can also receive reimbursement for expenses which are limited to $50,000 a year under the senior credit facility agreement.

         The senior credit facilities and the management services agreement both contain certain restrictions on the payment of the management fee. The management services agreement provides that no cash payment for the management fee can be made unless the fixed charge coverage ratio for the most recently ended four full fiscal quarters would have been at least 2.0 to 1.0. All fees and expenses under the management services agreement are subordinated to the senior subordinated notes.

         O'Sullivan has prepaid a portion of the fiscal 2001 management fees. The prepaid balance of $233,000 is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. The management fee expense of $85,000 recognized during the quarter ended September 30, 2000, is included in selling, marketing and administrative expense in the accompanying consolidated statement of operations.

NOTE 5--COMMITMENTS AND CONTINGENCIES

RADIOSHACK LITIGATION

         On June 29, 1999, RadioShack Corporation (formerly Tandy Corporation) filed a complaint against O'Sullivan Industries Holdings, Inc. ("Holdings") in the District Court of Texas in Tarrant County. The complaint relates to a potential reduction in Holdings' tax benefit payments to RadioShack that would result from increased interest expense after the completion of the merger. RadioShack claims that this reduction would violate the tax sharing and tax reimbursement agreement. The complaint sought a court order compelling Holdings to submit to a dispute resolution process. Alternatively, the complaint sought a declaratory judgment that after the merger Holdings must continue to make tax-sharing payments to RadioShack as if the merger had not occurred.

         On September 9, 1999, RadioShack filed a motion for summary judgment in its lawsuit against Holdings. The motion argued that RadioShack was entitled to a court order requiring Holdings to commence dispute resolution procedures under the tax sharing agreement. Because Holdings had made all payments required under the tax sharing agreement and because no merger had occurred, Holdings believed that RadioShack's lawsuit was premature since there could not be a dispute under the tax sharing agreement with respect to the increased interest resulting from the merger before the merger was completed. Alternatively, RadioShack argued that it was entitled to a court order preventing Holdings from deducting the interest expense related to the merger from Holdings' tax-sharing payments to RadioShack.

         On October 8, 1999, the District Court ruled on RadioShack's motion for summary judgment. It found that the dispute resolution provision of the tax sharing agreement was triggered, and ordered that Holdings begin the dispute resolution process according to the terms of the tax sharing agreement. The District Court denied all other relief sought by RadioShack. Pursuant to the dispute resolution provisions, RadioShack and Holdings representatives have discussed the issues in the dispute but did not reach a resolution. Arbitrators have been selected to resolve the dispute, and discovery is progressing.

         During the quarter ended September 30, 2000, Holdings made no payment to RadioShack pursuant to the tax sharing agreement. If the ruling in the arbitration proceeding is in RadioShack's favor, Holdings' payments under the tax sharing agreement would be substantially higher; the amount would depend on Holdings' taxable income.

NOTE 6--SUBSIDIARY FINANCIAL INFORMATION

         The following summarized financial information for O'Sullivan Industries - Virginia, Inc. is presented as if O'Sullivan Industries - Virginia had existed as a corporation separate from O'Sullivan during the periods presented and include the historical assets, liabilities, revenues and expenses that are directly related to O'Sullivan Industries - Virginia's operations. All material intercompany transactions have been eliminated. For the periods presented, certain expenses reflected in the combined financial statements included allocations of corporate expenses from O'Sullivan to O'Sullivan Industries - Virginia. These allocations include expenses for general management, management information systems, treasury, legal, benefits administration, insurance, tax compliance and other miscellaneous services. The allocation of expenses was generally based on actual costs incurred, and such costs were apportioned to O'Sullivan Industries - Virginia using varying methods including volume of sales and number of employees. In addition, O'Sullivan Industries - Virginia sells all customer trade receivables to O'Sullivan immediately after consummation of the sale.

         Management believes that the foregoing allocations were made on a reasonable basis; however, the allocations of costs and expenses do not necessarily indicate the costs that would have been incurred by O'Sullivan Industries - Virginia on a stand-alone basis. Also, the financial information included in accompanying consolidated statements may not necessarily reflect what the financial position, results of operations and cash flows of the consolidated entity would have been had O'Sullivan and O'Sullivan Industries - Virginia been separate, stand-alone companies during the periods presented.



                          STATEMENT OF OPERATIONS DATA



                                                 FOR THE THREE MONTHS
                                                  ENDED SEPTEMBER 30,
                                            --------------------------
                                                2000           1999
                                           ------------   ------------

                 Net sales                  $   24,481     $   21,478
                 Gross profit                    4,464          4,951
                 Operating income                  726          2,118
                 Net income                        329          1,257


                                                      BALANCE SHEET DATA
                                                      ------------------
                                                  SEPTEMBER 30,        JUNE 30,
                                                      2000               2000
                                                 -------------         --------

                 Current assets                   $  15,141            $ 16,403
                 Noncurrent assets                   28,509              27,405
                 Current liabilities                  5,490               4,923
                 Noncurrent liabilities               8,696               9,750






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The domestic ready-to-assemble furniture market has experienced significant growth over the past several years and has emerged as a key component of the overall U.S. home and office furnishings industry. We are a leading ready-to-assemble furniture manufacturer in the United States with over 45 years of experience. We design, manufacture and distribute a broad range of RTA furniture products--bookcases, cabinets, computer workcenters, desks, entertainment centers and stereo racks--with retail prices ranging from $20 to $999. In recent years, we have committed substantial resources to the development and implementation of a diversified sales, marketing and product strategy in order to capitalize on growth opportunities presented by emerging retail channels of distribution and changes in consumer demographics and preferences. We have structured our business to offer a wide variety of RTA furniture products through increasingly popular retail distribution channels, including office superstores, discount mass merchants, electronic superstores, department stores, home improvement centers and home furnishings retailers. We continue to strive toward building long-term relationships with quality retailers in existing and emerging high growth distribution channels to develop and sustain our future growth.

         In fiscal 1999 and 2000, our net sales increased in excess of 10% per year, reflecting the strong growth for the RTA furniture market and the strong U.S. economy generally. In the first quarter of fiscal 2001, however, this growth stalled, reflecting an industry slowdown and caution about the U.S. economy generally. We currently expect that our sales for the remainder of the fiscal year will be flat to down slightly from the prior year. However, our sales could continue to suffer if the weak retail environment does not improve. We will be taking steps to rationalize our operations with our revised sales expectations.

         While we have confidence in the long term future of the RTA furniture industry, we cannot yet predict when our sales will return to their historical growth rates.

         We purchase large quantities of raw materials including particleboard and fiberboard. We are dependent on our outside suppliers for all these raw materials. Therefore, we are subject to changes in the prices charged by our suppliers. In fiscal 2000, our profits were reduced by price increases of these commodities. While we have recently seen some price declines that will reduce our costs in the second quarter of fiscal 2001, we cannot assure you that raw material prices will not increase in the future.

RESULTS OF OPERATIONS
                                      -9-

         Net Sales. Net sales for the quarter ended September 30, 2000 decreased by $11.5 million, or 11.2%, to $90.5 million, down from $102.0 million for the quarter ended September 30, 1999. O'Sullivan's sales were hurt by the following:


         - a general weakening in retail sales, especially in the discount mass merchant channel, which may be due to rising interest rates, higher oil prices and waning consumer confidence;

         - the decision by Service Merchandise, subsequent to its bankruptcy filing in March 1999, to stop selling home office and home entertainment furniture. Sales to Service Merchandise declined from 9% of our gross sales in the first quarter of fiscal 2000 to 1% in the first quarter of fiscal 2001;

         -        inventory reductions by some of our large customers.

The sales decreases were offset somewhat by sales increases in the export, home center and consumer electronics channels. For the quarter, lower unit volume accounted for virtually all of the sales decrease although the average sales price was also negligibly lower.

         Gross Profit. Gross profit decreased to $24.3 million or 26.9% of sales for the three month period ended September 30, 2000, from $29.8 million or 29.2% of sales, for the comparable prior year quarter. The decrease in gross profit was primarily caused by decreased sales volume. Additionally, commodity prices of particleboard and fiberboard, major components of our products, were generally higher during the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. We anticipate lower particleboard prices during the rest of this fiscal year because of generally weaker economic conditions. Finally, production volumes decreased in conjunction with lower sales, resulting in less overhead absorption and lower production efficiencies.

         Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses decreased to $19.7 million or 21.8% of sales for the three month period ended September 30, 2000, from $20.5 million or 20.1% of sales for the quarter ended September 30, 1999. Decreases in volume related expenses, freight and commissions, more than offset higher promotional costs. Profit sharing and incentive compensation expenses declined in fiscal 2001 compared to the first quarter of fiscal 2000 because of lower sales and profit levels.

         Depreciation and Amortization. Depreciation and amortization expenses increased slightly to $3.9 million for the first quarter of fiscal 2001 compared to $3.7 million for the first quarter of fiscal 2000. The increase was due to capital additions for capacity expansion and manufacturing equipment upgrades as well as amortization of certain non-compete agreements with former employees.

         Operating Income. Operating income decreased $4.6 million to $4.6 million for the quarter ended September 30, 2000, from $9.2 million in the three months ended September 30, 1999. The lower sales volume, overhead absorption at lower production levels and higher material prices contributed to the decrease in operating income. We continue to look for ways to improve operating results.

         Net Interest Expense. Net interest expense increased significantly from $400,000 in the first quarter of fiscal 2000 to $7.7 million in the first quarter of fiscal 2001. Interest expense increased due to the higher level of borrowings associated with the financing of the recapitalization and merger which was completed on November 30, 1999. As a result of the adoption of FAS 133, interest expense included $238,000 related to the change in value of the interest rate collar entered into on February 28, 2000.

         Income Tax Expense. Income tax expense decreased from $3.2 million in the three months ended September 30, 1999 to a tax benefit of $1.1 million in the three months ended September 30, 2000. The effective tax rate remained constant at 36%.

         Cumulative Effect Of Accounting Change. Upon adoption of FAS 133, O'Sullivan recognized a liability of $386,000 based upon the fair value of a costless interest rate collar initiated on February 28, 2000. That portion of the liability incurred prior to the current quarter, $148,000, is included, net of income tax benefit of $53,000, as cumulative effect of accounting change on the accompanying consolidated statement of operations.

         Net Income. Net income decreased by $7.7 million from $5.6 million in the first quarter of fiscal 2000 to a loss of $2.1 million in the first quarter of fiscal 2001. Lower operating income and higher net interest expense combined to produce a loss that was reduced somewhat by the income tax benefit.

         EBITDA. EBITDA, which we define as earnings before interest income and interest expense, income taxes, depreciation and amortization, decreased by $4.3 million to $8.5 million for the quarter ended September 30, 2000 from $12.9 million for the prior year quarter. EBITDA decreased primarily due to decreased sales in the quarter, lower overhead absorption associated with decreased production levels and higher material costs.

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

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of liquidity are cash flows from operations and borrowings under our senior secured credit facility, which is discussed below. Our liquidity requirements will be to pay our debt, including interest expense under the senior credit facilities and the notes, payments to RadioShack and to provide for working capital and capital expenditures.

         Working Capital. As of September 30, 2000 cash and cash equivalents totaled $5.6 million. Net working capital was $90.9 million at September 30, 2000 compared to $93.5 million at June 30, 2000. This decrease was mainly due to an increase in short term financing as we borrowed $3.0 million against our revolving line of credit.

         Operating Activities. Net cash used by operating activities for the three months ended September 30, 2000 was $4.6 million compared to net cash provided of $10.9 million for the three months ended September 30, 1999. The decrease of $15.5 million was due to a decrease in net income of $7.7 million and an increased investment in inventories of $1.4 million offset by an increase in receivables that was $1.6 million less in fiscal 2001 compared to fiscal 2000. Additionally, reduced production and profit levels resulted in increases in accounts payable, accrued liabilities and accrued income taxes of $1.5 million in fiscal 2001 compared to increases of $9.9 million in fiscal 2000.

         Investing Activities. We invested $4.3 million for capital expenditures in the three months ended September 30, 2000 compared to $3.3 million for the prior year three-month period. We currently estimate that the total capital expenditure requirements for the remainder of the fiscal year will be approximately $13.0 million, which we expect to fund from cash flow from operations, cash on hand or borrowing under our revolver. Our ability to make future capital expenditures is subject to certain restrictions under our senior credit facilities.

         Financing Activities. As of September 30, 2000, we had total debt of $246.5 million consisting of the following:

         - $100.0 million in 13-3/8% senior subordinated notes due 2009 issued with warrants to purchase 6.0% of common and Series B junior preferred stock on a fully diluted basis. These warrants were assigned a value of $3.5 million. These notes were issued at a price of 98.46% providing $98.0 million in cash proceeds before expenses related to the issuance.
         - $136.5 million in senior secured credit facilities consisting of a five year $33.5 million term loan, a seven and one-half year $100.0 million term loan and a $40.0 million revolving line of credit, with a current balance of $3.0 million. The revolving line of credit has a $15.0 million sub-limit for letters of credit, of which we are currently utilizing approximately $14.4 million.
         -        $10.0 million in variable rate industrial revenue bonds.


         During the quarter we made a regularly scheduled principal payment of $500,000 against a term loan which is included in our senior secured credit facility. We also borrowed $3.0 million against our revolving line of credit. We expect to fund principal and interest payments on our debt from cash flow from operations, cash on hand or borrowings under our revolver. Our borrowing availability under our revolver was approximately $22.0 million at September 30, 2000.

         The credit facilities and notes are subject to certain financial and operational covenants and other restrictions, including among others, a requirement to maintain certain financial ratios and restrictions on our ability to incur additional indebtedness. In addition, the agreements effectively prohibit the payment of dividends on our stock. We are currently in compliance with these covenants.

         As required under the new senior credit facilities, we hedged one-half of our term loans with an initial notional amount of $67.5 million with a costless interest rate collar. The collar is based on three-month LIBOR with a floor of 6.43% and a ceiling of 8.75%. To terminate this contract at September 30, 2000, we would have been required to pay the counter-party approximately $386,000.

         Tax Sharing Agreement. During the quarter ended September 30, 2000, O'Sullivan made no payment to RadioShack pursuant to the Tax Sharing and Tax Reimbursement Agreement between us. The effect of the merger upon our payments to RadioShack under this agreement is the subject of an arbitration proceeding. If the ruling in the arbitration proceeding is in RadioShack's favor, our payments under the tax sharing agreement would be substantially higher; the amount would depend on our taxable income.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our market risk is impacted by changes in interest rates, foreign currency exchange rates and certain commodity prices. Pursuant to our policies, we may use natural hedging techniques and derivative financial instruments to reduce the impact of adverse changes in market prices. We do not hold or issue derivative instruments for trading purposes. A one percent change in interest rates would effect our interest expense by about $1.5 million.

         We have market risk in interest rate exposure, primarily in the United States. We manage interest rate exposure through our mix of fixed and floating rate debt. Interest rate swaps or collars may be used to adjust interest rate exposures when appropriate based on market conditions. For qualifying hedges, the interest differential of swaps is included in interest expense. We believe that our foreign exchange risk is not material.

         Due to the nature of our product lines, O'Sullivan has material sensitivity to some commodities, including particleboard, fiberboard, corrugated cardboard and hardware. We manage commodity price exposures primarily through the duration and terms of our vendor contracts. A one percent change in these commodity prices, assuming none of the increase could be passed on to customers, would affect our cost of sales by approximately $1.4 million annually.

         As noted above, in fiscal 2000 we encountered price increases in certain commodities, which reduced our gross margin in the first quarter of fiscal 2001. During the first quarter of fiscal 2001, prices for these products declined somewhat, which should help gross margins in the second quarter of fiscal 2001. We cannot guarantee that there will not be further price increases or decreases in these or other commodities.

                          PART II -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

FORWARD LOOKING STATEMENTS.

         Cautionary Statement Regarding Forward Looking Information.

         Certain portions of this Report, and particularly the Notes to the Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements. These statements can be identified by the use of future tense or dates or terms such as "believe," "would," "expect," "anticipate" or "plan." These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements. Factors and possible events which could cause results to differ include:

         - significant indebtedness that may limit our financial and operational flexibility;
         - changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, including new domestic or foreign entrants into the industry, customer acceptance of existing and new products, or otherwise, as we experienced in the first quarter of fiscal 2001;
         - pricing pressures due to excess capacity in the ready-to-assemble furniture industry, as occurred in 1995, or customer demand in excess of our ability to supply product;
         - raw material cost increases, particularly in particleboard and fiberboard, as occurred in 1994 and 1995 and to a lesser extent in fiscal year 2000;
         - transportation cost increases, due to higher fuel costs or otherwise;
         - loss of or reduced sales to significant customers as a result of a merger, acquisition, bankruptcy, liquidation or any other reason, as occurred with the liquidation of Best Products in 1996 and with the reorganization of Service Merchandise Co., Inc. in 2000;
         - actions of current or new competitors that increase competition with our products or prices;
         - the consolidation of manufacturers in the ready-to-assemble furniture industry;
         -  increased advertising costs associated with promotional efforts;
         -  increased interest rates;
         - pending or new litigation or governmental regulations such as the pending arbitration involving RadioShack;
         - other uncertainties which are difficult to predict or beyond our control; and
         - the risk that we incorrectly analyze these risks and forces, or that the strategies we develop to address them could be unsuccessful.

See also the Risk Factors section in our annual report on Form 10-K for the year ended June 30, 2000.

         Because these forward-looking statements involve risks and uncertainties, actual results may differ significantly from those predicted in these forward-looking statements. You should not place a lot of weight on these statements. These statements speak only as of the date of this document or, in the case of any document incorporated by reference, the date of that document.

         All subsequent written and oral forward-looking statements attributable to O'Sullivan or any person acting on our behalf are qualified by the cautionary statements in this section. We will have no obligation to revise these forward-looking statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

         A list of exhibits required to be filed as part of this Report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

         (b)  Reports on Form 8-K:

              None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         O'SULLIVAN INDUSTRIES, INC.


Date:   November 14, 2000       By:           /s/ Richard D. Davidson
                                     -------------------------------------------
                                                Richard D. Davidson
                                                   President and
                                              Chief Executive Officer



Date:   November 14, 2000       By:             /s/ Phillip J. Pacey
                                     -------------------------------------------
                                                  Phillip J. Pacey
                                             Senior Vice President and
                                               Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


 Exhibit No.                       Description                              Page



     2.1 Amended and Restated Agreement and Plan of Merger, dated as of October 18, 1999, between O'Sullivan Industries Holdings, Inc. and OSI Acquisition, Inc. (incorporated by reference from Appendix A to Proxy Statement/Prospectus included in Amendment No. 5 to Registration Statement on Form S-4 (File No. 333-81631))

  3.1 & 4.1    Certificate of Incorporation of O'Sullivan (incorporated
               by reference from Exhibit 3.1(a) to Registration
               Statement on Form S-1 (File No. 333-31282))

  3.2 & 4.2    Bylaws of O'Sullivan (incorporated by reference from
               Exhibit 3.2 to Registration Statement on Form S-1 (File
               No. 333-31282))

     4.3 Specimen Senior Preferred Stock Certificate of O'Sullivan (incorporated by reference from Exhibit 3 to Registration Statement on Form 8-A (File No. 0-28493))

     4.4 Indenture dated as of November 30, 1999, by O'Sullivan Industries, Inc., as Issuer, O'Sullivan Industries - Virginia, Inc., as Guarantor, and Norwest Bank Minnesota, National Association, as Trustee, relating to O'Sullivan Industries, Inc.'s $100,000,000 principal amount of 13.375% senior subordinated notes (incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 (File No. 0-28493))

     4.5 Warrant Agreement dated as of November 30, 1999 between O'Sullivan Industries Holdings, Inc. and Norwest Bank Minnesota, National Association, as Warrant Agent, relating to warrants to purchase 39,273 shares of O'Sullivan Industries Holdings, Inc. series B junior preferred stock, including form of warrant certificate (incorporated by reference to Exhibit 4.5 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 (File No. 0-28493))

     4.6 Warrant Agreement dated as of November 30, 1999 between O'Sullivan Industries Holdings, Inc. and Norwest Bank Minnesota, National Association, as Warrant Agent, relating to warrants to purchase 93,273 shares of O'Sullivan Industries Holdings, Inc. common stock, including form of warrant certificate (incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 (File No. 0-28493))

     4.7 Amended and Restated Warrant Agreement dated as of January 31, 2000 between O'Sullivan Industries Holdings, Inc. and the holder thereof relating to warrants to purchase 39,273 shares of O'Sullivan Industries Holdings, Inc. series B junior preferred stock, including form of warrant certificate (incorporated by reference to Exhibit
               4.7 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 (File No. 0-28493))

     4.8 Amended and Restated Warrant Agreement dated as of January 31, 2000 between O'Sullivan Industries Holdings, Inc. and the holder thereof relating to warrants to purchase 93,273 shares of O'Sullivan Industries Holdings, Inc. common stock, including form of warrant certificate (incorporated by reference to Exhibit 4.8 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 (File No. 0-28493))

      9 Stockholders Agreement dated November 30, 1999 by and among O'Sullivan Holdings, Bruckmann, Rosser, Sherrill & Co., II L.P., each of the persons executing and investor or executive signature page thereto and each of the warrant holders executing a warrant holder signature page attached thereto and such other persons acquiring a warrant after the date thereof (incorporated by reference to Exhibit 10.5 to Quarterly Report Form 10-Q of O'Sullivan Holdings for the quarter ended December 31, 1999 (File No. 0-028493))

     10.1 Debt Registration Rights Agreement dated as of November 30, 1999 by and among O'Sullivan Industries, Lehman Brothers and O'Sullivan Industries - Virginia as guarantor (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-4 (File No. 333-31282))

     10.2 Stock Purchase Agreement dated as of November 30, 1999 by and among O'Sullivan Industries, Lehman Brothers and O'Sullivan Industries - Virginia as guarantor
               (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-4 (File No. 333-31282))

      27       Financial Data Schedule..................................  17