Form 10-Q/A
period 2000-12-31
OSULLIVAN INDUSTRIES INC
filed 2001-03-08
CIK 1107978

Form 10-Q/A

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

                      The Index to Exhibits is on page 24

O'Sullivan Industries, Inc. hereby amends its Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 to read as presented on the following pages. This amendment corrects two typographical errors in the statement of cash flows included as a portion of Item 1 of Part I of the previous filing.

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
                                                             (in thousands)

                                                                     Three months ended                   Six months ended
                                                                        December 31,                        December 31,
                                                                -----------------------------        ---------------------------
                                                                    2000           1999                  2000          1999
                                                                ------------- ---------------        -------------  ------------

  Net sales                                                       $ 96,579       $111,023               $187,098       $213,015
  Cost of sales                                                     69,866         77,217                136,041        149,448
                                                                ------------- --------------         -------------  ------------
  Gross profit                                                      26,713         33,806                 51,057         63,567
                                                                ------------- ---------------        -------------  ------------

  Operating expenses:
     Selling, marketing and administrative                          18,859         22,540                 38,586         43,086
     Restructuring charge                                           10,506          -                     10,506           -
     Compensation expense associated with stock options                 -          10,697                     -          10,697
     Loss on settlement of interest rate swap                           -             408                     -             408
                                                                ------------- ---------------        -------------  ------------
  Total operating expenses                                          29,365         33,645                 49,092         54,191
                                                                ------------- ---------------        -------------  ------------


  Operating income (loss)                                           (2,652)           161                  1,965          9,376
  Other income (expense):
     Interest expense                                               (8,395)        (2,837)               (16,210)        (3,331)
     Interest income                                                   100            168                    237            240
                                                                ------------- ---------------        -------------  ------------

  Income (loss) before tax provision,
     extraordinary item and cumulative effect
     of accounting change                                          (10,947)        (2,508)               (14,008)         6,285
  Income tax provision (benefit)                                    (3,907)          (902)                (5,009)         2,263
                                                                ------------- ---------------        -------------  ------------

  Income (loss) before extraordinary item and
     cumulative effect of accounting change                         (7,040)        (1,606)                (8,999)         4,022
  Extraordinary loss from early extinguishment
     of debt, net of income tax benefit of $171                         -           (305)                    -            (305)
  Cumulative effect of accounting change, net
     of income tax benefit of $53                                       -             -                     (95)           -
                                                                ------------- ---------------        -------------  ------------
  Net income (loss)                                               $ (7,040)      $(1,911)               $ (9,094)      $  3,717
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

                                                                                                        Six months ended
                                                                                                          December 31,

                                                                                                 --------------------------------
                                                                                                      2000            1999
                                                                                                 ---------------   --------------
Cash flows provided (used) by operating activities:

         Net income (loss)                                                                      $  (9,094)           $ 3,717
         Adjustments to reconcile net income (loss) to net cash provided (used)
             by operating activities:
             Depreciation and amortization                                                          7,851              7,364
             Amortization of debt issuance cost                                                       924                170
             Bad debt expense                                                                         341                546
             Loss on disposal of assets                                                               107                 77
             Impairment of long-lived assets to be sold                                             8,677                  -
             Deferred income taxes                                                                 (2,907)             1,025
             Compensation expense associated with stock options                                        -              10,627
          Changes in current assets and liabilities:
             Trade receivables                                                                      5,329             (6,900)
             Inventories                                                                            2,286              1,610
             Other assets                                                                            (361)            (2,583)
             Accounts payable, accrued liabilities and income taxes payable                        (1,605)            12,140
                                                                                               ---------------   --------------
                  Net cash provided by operating activities                                        11,548             27,793
                                                                                               ---------------   --------------
Cash flows used for investing activities:

         Capital expenditures                                                                      (9,192)            (5,742)
                                                                                               ---------------   --------------
Cash flows used by financing activities:

         Proceeds from borrowings, including issuance of warrants                                      -             233,569
         Repayment of borrowings                                                                   (1,000)           (16,000)
         Dividend to parent                                                                            -            (186,827)
         Debt issuance costs                                                                           -             (12,423)
         Advances (repayment) on intercompany loans                                                   172            (28,477)
                                                                                                 ---------------   --------------
                  Net cash used by financing activities                                              (828)           (10,158)
                                                                                                 ---------------   --------------
Net increase in cash and cash equivalents                                                           1,528             11,893
Cash and cash equivalents, beginning of period                                                     11,867              3,740
                                                                                                 ---------------   --------------
Cash and cash equivalents, end of period                                                         $ 13,395         $   15,633
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

                                             O'SULLIVAN INDUSTRIES, INC.





Date:   March 6, 2001                 By:         /s/ Phillip J. Pacey
                                                     Phillip J. Pacey
                                                Senior Vice President and
                                                  Chief Financial Officer

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