Form 10-Q
period 2001-03-31
OSULLIVAN INDUSTRIES INC
filed 2001-05-15
CIK 1107978

--------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

Commission file number: 333-81631


                           O'SULLIVAN INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                              Delaware                                                    43-1659062
   (State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

                  1900 Gulf Street, Lamar, Missouri                                       64759-1899
              (Address of principal executive offices)                                    (ZIP Code)

                                 (417) 682-3322
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

     As of May 10, 2001, 100 shares of Common Stock of O'Sullivan Industries, Inc., par value $1.00 per share, were outstanding.

--------------------------------------------------------------------------------

                    The Index to Exhibits begins on page 19.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

                  O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
       (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)

                                                                                       March 31,        June 30,
                                                                                         2001             2000
                                                                                      ----------       ----------
                                        Assets:
Current assets:
   Cash and cash equivalents                                                          $  13,433        $  11,867
   Trade receivables, net of allowance for doubtful accounts
      of $3,312 and $3,095, respectively                                                 56,691           58,975
   Inventories, net                                                                      55,517           65,256
   Prepaid expenses and other current assets                                              7,145            6,432
                                                                                      ---------        ---------
         Total current assets                                                           132,786          142,530

Property, plant and equipment, net                                                       95,445           99,548
Other assets                                                                             12,422           13,935
Goodwill, net of accumulated amortization                                                38,504           39,755
Receivable from parent                                                                      138              521
                                                                                      ---------        ---------
         Total assets                                                                 $ 279,295        $ 296,289
                                                                                      =========        =========

                        Liabilities and Stockholder's Deficit:

Current liabilities:
   Accounts payable                                                                   $  15,106        $  15,399
   Current portion of long-term debt                                                     14,000            3,000
   Accrued liabilities                                                                   24,975           30,597
                                                                                      ---------        ---------
         Total current liabilities                                                       54,081           48,996

Long-term debt, less current portion                                                    222,928          235,708
Other liabilities                                                                         3,464            1,816
Deferred income taxes                                                                    14,719           17,626
                                                                                      ---------        ---------
         Total liabilities                                                              295,192          304,146

Commitments and contingencies (Note 8)

Stockholder's deficit:
   Common stock; $1.00 par value, 100 shares authorized, issued and outstanding            --               --
   Retained deficit                                                                     (15,586)          (7,843)
   Accumulated other comprehensive loss                                                    (311)             (14)
                                                                                      ---------        ---------
         Total stockholder's deficit                                                    (15,897)          (7,857)
                                                                                      ---------        ---------
         Total liabilities and stockholder's deficit                                  $ 279,295        $ 296,289
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
                                 (in thousands)

                                                                 Three months ended               Nine months ended
                                                                     March 31,                         March 31,
                                                            --------------------------        --------------------------
                                                               2001             2000            2001             2000
                                                            ---------        ---------        ---------        ---------
Net sales                                                   $ 101,145        $ 116,686        $ 288,243        $ 329,701

Cost of sales                                                  72,545           82,732          208,586          232,180
                                                            ---------        ---------        ---------        ---------
Gross profit                                                   28,600           33,954           79,657           97,521
                                                            ---------        ---------        ---------        ---------

Operating expenses:
   Selling, marketing and administrative                       17,459           21,357           56,045           64,513
   Restructuring charge                                          --               --             10,506             --
   Compensation expense associated with stock options            --               --               --             10,627
   Loss on settlement of interest rate swap                      --               --               --                408
                                                            ---------        ---------        ---------        ---------
Total operating expenses                                       17,459           21,357           66,551           75,548
                                                            ---------        ---------        ---------        ---------

Operating income                                               11,141           12,597           13,106           21,973
Other income (expense):
   Interest expense                                            (9,069)          (7,403)         (25,279)         (10,734)
   Interest income                                                170              207              407              447
                                                            ---------        ---------        ---------        ---------

Income (loss) before income tax provision,
   extraordinary item and cumulative effect of
  accounting change                                             2,242            5,401          (11,766)          11,686
Income tax provision (benefit)                                    891            1,969           (4,118)           4,232
                                                            ---------        ---------        ---------        ---------

Income (loss) before extraordinary item and
   cumulative effect of accounting change                       1,351            3,432           (7,648)           7,454
Extraordinary loss from early extinguishment
   of debt, net of income tax benefit of $171                    --               --               --               (305)
Cumulative effect of accounting change, net of income
   tax benefit of $53                                            --               --                (95)            --
                                                            ---------        ---------        ---------        ---------

Net income (loss)                                           $   1,351        $   3,432        $  (7,743)       $   7,149
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

                                                                                         Nine months ended
                                                                                             March 31,
                                                                                    ---------------------------
                                                                                       2001            2000
                                                                                    -----------     -----------
Cash flows provided by operating activities:
        Net income (loss)                                                           $  (7,743)       $   7,149
        Adjustments to reconcile net income (loss) to net
          cash provided by operating activities:
           Depreciation and amortization                                               11,248           11,340
           Amortization of debt issuance cost                                           1,397              655
           Bad debt expense                                                               241              856
           Loss on disposal of assets                                                     112              125
           Impairment of long-lived assets to be sold                                   8,677             --
           Deferred income taxes                                                       (2,907)           1,025
           Compensation expense associated with stock options                            --             10,627
        Changes in current assets and liabilities:
           Trade receivables                                                            2,043          (11,412)
           Inventories                                                                  9,739              604
           Other assets                                                                (1,023)          (2,339)
               Accounts payable, accrued liabilities and income taxes payable          (4,267)          14,871
                                                                                    ---------        ---------
                Net cash provided by operating activities                              17,517           33,501
                                                                                    ---------        ---------

Cash flows used for investing activities:

        Capital expenditures                                                          (14,334)          (7,719)
                                                                                    ---------        ---------

Cash flows provided (used) by financing activities:

        Proceeds from borrowings, including issuance of warrants                         --            233,533
        Repayment of borrowings                                                        (2,000)         (20,000)
        Dividend to parent                                                               --           (186,827)
        Debt issuance costs                                                              --            (12,668)
        Advances (repayment) on intercompany loans                                        383          (28,804)
                                                                                    ---------        ---------
                Net cash flows used by financing activities                            (1,617)         (14,766)
                                                                                    ---------        ---------

Net increase in cash and cash equivalents                                               1,566           11,016
Cash and cash equivalents, beginning of period                                         11,867            3,740
                                                                                    ---------        ---------
Cash and cash equivalents, end of period                                            $  13,433        $  14,756
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

                    For the nine months ended March 31, 2001
                                 (in thousands)


                                                            Accumulated
                                                              other            Total
                                             Retained      comprehensive    stockholder's    Comprehensive
                                             deficit           loss            deficit           loss(1)
                                            ----------    ---------------   -------------    -------------
Balance, June 30, 2000                      $   (7,843)        $ (14)         $ (7,857)
   Net loss                                     (7,743)                         (7,743)          $(7,743)
   Other comprehensive loss                                     (297)             (297)             (297)
                                            ----------         -----          --------           -------
Balance, March 31, 2001                     $  (15,586)        $(311)         $(15,897)          $(8,040)
                                            ==========         =====          ========           =======


(1) Comprehensive income for the three months ended March 31, 2001 was $1,260. Comprehensive income for the three and nine months ended March 31, 2000 was $3,250 and $7,138, respectively.

     The accompanying notes are an integral part of these consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
       (A WHOLLY OWNED SUBSIDIARY OF O'SULLIVAN INDUSTRIES HOLDINGS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

NOTE 2--RESTRUCTURING CHARGE

         On November 17, 2000, O'Sullivan announced a restructuring plan to reduce operating expenses, increase operating capital and align production capacity with anticipated levels of business in 2001 and beyond. During the quarter ended December 31, 2000, O'Sullivan recorded a restructuring charge of $10.5 million which included $9.7 million for exit costs associated with the January 19, 2001 closing of the Cedar City, Utah manufacturing facility and approximately $807,000 of cash termination benefits associated with a reduction in the support staff of about 40 employees in the corporate offices in Lamar, Missouri.

         O'Sullivan is actively attempting to sell the Utah land, building and excess equipment as soon as practicable. Fixed assets with a net book value of $20.3 million were written down to estimated fair value, resulting in an impairment charge of approximately $8.7 million. The impairment charge is reflected in accumulated depreciation on the accompanying consolidated balance sheet.

         Included in the Utah exit costs were $495,000 of cash termination benefits associated with the involuntary separation of approximately 325 management and non-management employees. Other exit costs totaling approximately $527,000 for property taxes, increased workers' compensation claims and security expenses were also recorded.

         Substantially all of the Utah cash termination benefits were paid during the quarter ended March 31, 2001. Approximately one-half of the corporate office termination benefits will be paid by the end of fiscal 2001, with the remainder paid in fiscal 2002. Costs that benefit continuing activities were excluded from the restructuring charge and are included in cost of sales on the accompanying consolidated statement of operations.

         The components of the restructuring charge and an analysis of the amounts charged against the accrual are outlined below:

                                                    Restruct-
                                                      uring          Charges
                                                     Accrual         through         Balance
        Restructuring Charges                       12/31/00         3/31/01         3/31/01
        ---------------------                     -------------    -----------    -------------
                                                                  (in thousands)

Employee termination benefits (1)                 $   1,302        $   772        $    530
Other Utah facility exit costs (1)                      527            152             375
                                                  -------------    -----------    -------------
Total                                             $   1,829        $   924        $    905
                                                  =============    ===========    =============

(1) Included in accrued liabilities in the accompanying consolidated balance sheet.

         Accumulated depreciation was increased $8.7 million to record asset impairments.

NOTE 3--LEVERAGED RECAPITALIZATION

         On November 30, 1999, O'Sullivan Industries Holdings, Inc. ("O'Sullivan Holdings") completed a recapitalization and merger through which the outstanding stock of O'Sullivan Holdings was purchased by an investment firm, Bruckmann, Rosser, Sherrill & Co. II, LLC ("BRS"), certain directors and members of O'Sullivan's senior management. The leveraged recapitalization required approximately $357 million to complete the merger and pay related fees and expenses. Approximately $264 million was funded via debt proceeds.

         O'Sullivan incurred approximately $10.6 million in compensation expense associated with stock options as part of the merger. Of this amount, $6.0 million was exchanged for options to purchase shares of Series A junior preferred stock, $5.9 million in cash was paid and $1.1 million in liquidation value of senior preferred stock was distributed to the option holders. O'Sullivan had previously incurred approximately $2.3 million in compensation expense for the options prior to the merger. The compensation expense relating to the options has been included as a separate line item in the accompanying consolidated statement of operations.

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

NOTE 4--ADOPTION OF SFAS 133

         O'Sullivan adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") on July 1, 2000. O'Sullivan currently has a costless interest rate collar hedging the variability of interest rates on approximately one-half of the original borrowings under the senior credit facilities term loans, less scheduled principal payments. As of March 31, 2001, the notional amount of the collar was $66.0 million. The collar is designated as a cash flow hedge. As required by the transition provisions of FAS 133, O'Sullivan recorded a net-of-tax cumulative-effect type adjustment of $95,000 in current earnings to recognize the fair value of this derivative on July 1, 2000. O'Sullivan also recognized additional interest expense of approximately $1.1 million for the quarter ended March 31, 2001 and $2.0 million for the fiscal year to date. The charges represent the change in fair value of the interest rate collar.

         O'Sullivan's derivative instruments are recognized on the balance sheet at their fair value. On the date a derivative contract is entered into, O'Sullivan designates its derivative as either a hedge of the fair value of a recognized asset or liability ("fair value" hedge), as a hedge of the variability of cash flows to be received or paid ("cash flow" hedge), or as a foreign-currency cash flow hedge ("foreign currency" hedge).

         Changes in the fair value of a derivative that is highly effective as--and that is designated and qualifies as--a cash-flow hedge are recorded in accumulated other comprehensive income, until earnings are affected by the variability of cash flows. The interest rate collar is not currently effective, as the current interest rate on the hedged debt is below the upper range of the collar. The ineffective portion of the cash flow hedge is recorded in current period earnings as interest expense.

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

         O'Sullivan discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated or exercised; (3) the derivative is de-designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate. In most situations, when hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current-period earnings.

NOTE 5--INVENTORY

         Inventory consists of the following:

                     March 31,     June 30,
                       2001          2000
                     ---------     --------
                         (in thousands)
Finished goods        $38,273       $47,350
Work in process         5,977         6,258
Raw materials          11,267        11,648
                      -------       -------
                      $55,517       $65,256
                      =======       =======


NOTE 6--AMENDMENT TO SENIOR CREDIT FACILITIES

         O'Sullivan's credit facilities and notes are subject to certain financial and operational covenants and other restrictions, including among others, a requirement to maintain certain financial ratios and restrictions on O'Sullivan's ability to incur additional indebtedness. In addition, the agreements effectively prohibit the payment of dividends on O'Sullivan's stock. The senior credit facilities agreement was amended as of January 30, 2001. The primary changes to the credit facilities were to the covenants for minimum consolidated EBITDA, consolidated leverage ratios, consolidated interest coverage ratio and the consolidated fixed charge coverage ratio. The amended covenants are less restrictive than those in the original credit facilities. The amendment also required a $10.0 million prepayment of the term loans on or before June 30, 2001. At March 31, 2001, O'Sullivan was in compliance with all debt covenants, as amended.

         On March 30, 2001, O'Sullivan transferred $5.0 million to the loan syndicate administrator for dispersal to the note holders. The money was subsequently paid to reduce the balance of the senior term notes; $1.2 million reduced the balance of the tranche A senior term notes and $3.8 million reduced the balance of the tranche B senior term notes. Because the liability had not been extinguished on March 31, 2001, the $5.0 million is included with the current portion of long term debt and with the cash and cash equivalents on the accompanying consolidated balance sheet. The remaining $5.0 million of the $10.0 million prepayment was paid on May 1, 2001, and reduced the tranche A senior term notes by $1.2 million and the tranche B senior term notes by $3.8 million.

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

         In September 2000, O'Sullivan paid BRS $682,000 under the management services agreement, of which $266,000 was a prepayment of a portion of the fiscal 2001 management fees. The management fee expense of $143,000 and $345,000 recognized during the quarter and nine months ended March 31, 2001, respectively, is included in selling, marketing and administrative expense in the accompanying consolidated statement of operations. Additionally, O'Sullivan paid BRS $49,000 in fiscal 2001 to reimburse BRS for expenses. The amount due BRS at March 31, 2001, approximately $79,000, is included in accrued liabilities on the accompanying consolidated balance sheet.

NOTE 8--COMMITMENTS AND CONTINGENCIES

RADIOSHACK LITIGATION

         On June 29, 1999, RadioShack Corporation (formerly Tandy Corporation) filed a complaint against O'Sullivan Holdings in the District Court of Texas in Tarrant County. The complaint related to a potential reduction in O'Sullivan Holdings' tax benefit payments to RadioShack that would result from increased interest expense after the completion of the merger. RadioShack claims that this reduction would violate the tax sharing and tax reimbursement agreement. The complaint sought a court order compelling O'Sullivan Holdings to submit to a dispute resolution process. Alternately, the complaint sought a declaratory judgment that after the merger O'Sullivan Holdings must continue to make tax-sharing payments to RadioShack as if the merger had not occurred.

         On September 9, 1999, RadioShack filed a motion for summary judgment in its lawsuit against O'Sullivan Holdings. The motion argued that RadioShack was entitled to a court order requiring O'Sullivan Holdings to commence dispute resolution procedures under the tax sharing agreement. Because O'Sullivan Holdings had made all payments required under the tax sharing agreement and because no merger had occurred, O'Sullivan Holdings believed that RadioShack's lawsuit was premature since there could not be a dispute under the tax sharing agreement with respect to the increased interest resulting from the merger before the merger was completed. Alternately, RadioShack argued that it was entitled to a court order preventing O'Sullivan Holdings from deducting the interest expense related to the merger from O'Sullivan Holdings' tax-sharing payments to RadioShack.

         On October 8, 1999, the District Court ruled on RadioShack's motion for summary judgment. It found that the dispute resolution provision of the tax sharing agreement was triggered, and ordered that O'Sullivan Holdings begin the dispute resolution process according to the terms of the tax sharing agreement. The District Court denied all other relief sought by RadioShack. Pursuant to the dispute resolution provisions, RadioShack and O'Sullivan Holdings representatives have discussed the issues in the dispute but did not reach a resolution. Arbitrators have been selected, and discovery is progressing.

         For the nine months ended March 31, 2001, O'Sullivan Holdings made no payment to RadioShack pursuant to the tax sharing agreement. If the arbitration ruling is in RadioShack's favor, O'Sullivan Holdings' payments would be substantially higher; the amount would depend on O'Sullivan Holdings' taxable income.

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

         Management believes that the foregoing allocations were made on a reasonable basis; however, the allocations of cost and expenses do not necessarily indicate the costs that would have been incurred by O'Sullivan Industries - Virginia on a stand-alone basis. Also, the financial information included in accompanying consolidated statements may not necessarily reflect what the financial position, results of operation and cash flows the consolidated entity would have been had O'Sullivan and O'Sullivan Industries - Virginia been separate, stand-alone companies during the periods presented.

                         Three months ended         Nine months ended
                              March 31,                   March 31,
                      -----------------------     ----------------------
                         2001          2000         2001           2000
                      ---------     ---------     ----------    ---------
                                        (in thousands)


Net sales              $30,580       $23,951       $79,097       $69,376
Gross profit             8,347         4,527        18,071        14,789
Operating income         4,046         1,230         6,501         5,142
Net income               2,513           624         3,825         2,708
                       -------       -------       -------       -------





                              Balance Sheet Data
                            ----------------------
                            March 31,     June 30,
                              2001          2000
                            ---------     --------
                                (in thousands)

Current assets               $15,005       $16,403
Noncurrent assets             33,354        27,405
Current liabilities            8,109         4,923
Noncurrent liabilities         7,293         9,750
                             -------       -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     We are a leading ready-to-assemble furniture manufacturer in the United States with over 45 years of experience. We design, manufacture and distribute a broad range of RTA furniture products - bookcases, cabinets, computer workcenters, desks, entertainment centers and stereo racks with retail prices ranging from $20 to $999. In recent years, we have committed substantial resources to the development and implementation of a diversified sales, marketing and product strategy in order to capitalize on growth opportunities presented by emerging retail channels of distribution and changes in consumer demographics and preferences. We have structured our business to offer a wide variety of RTA furniture products through increasingly popular retail distribution channels, including office superstores, discount mass merchants, electronic superstores, department stores, home improvement centers and home furnishing retailers. We continue to strive towards building long-term relationships with quality retailers in existing and emerging distribution channels to develop and sustain our future growth.

     In fiscal 1999 and 2000, net sales increased in excess of 10% per year, reflecting the strong growth for the RTA furniture market and the strong U.S. economy generally. For the nine months ending March 31, 2001, sales fell 12.6%, a reflection of the industry slowdown and the slowing of consumer spending. Due to the weak retail environment, especially in the office superstore channel, we expect our fourth quarter sales to be flat to down in the mid-single digits from last year's fourth quarter sales of $93.7 million. However, our sales could be lower if the weak retail environment does not improve.

     Steps have been taken to rationalize our operations with our revised sales expectations. The Cedar City, Utah facility was closed January 19, 2001 and support staff was reduced at the Lamar, Missouri facility. See "Restructuring Charge" below.

     While we have confidence in the long-term future of the RTA furniture industry, we cannot yet predict when our sales will return to a pattern of sales growth.

     We purchase large quantities of raw materials including particleboard and fiberboard. We are dependent on our outside suppliers for all these raw materials. Therefore, we are subject to changes in the prices charged by our suppliers. In fiscal 2000, our profits were reduced by price increases of these commodities. While we have seen some price decreases that reduced our costs in the second and third quarters of fiscal 2001, raw material prices may increase significantly in the future.

RESULTS OF OPERATIONS

     Net Sales. Net sales for the quarter ended March 31, 2001 decreased by $15.5 million, or 13.3%, to $101.1 million, down from $116.7 million for the quarter ended March 31, 2000. For the nine-month period ended March 31, 2001, sales decreased $41.5 million, or 12.6%, to $288.2 million from $329.7 million. Sales decreases were caused by the following:

     o A general weakening in retail sales, especially in the office superstore and department store channels, which may be due to higher energy costs and waning consumer confidence.

     o The decision by Service Merchandise to stop selling home office and home entertainment furniture and the liquidation of Montgomery Ward. Sales to Service Merchandise and Montgomery Ward declined from 6% of our gross sales in the third quarter of fiscal 2000 to a negligible amount in the third quarter of fiscal 2001. Year-to-date sales to Service Merchandise and Montgomery Ward declined from about 8% of gross sales in fiscal 2000 to less than 1% in fiscal 2001.

     o Some of our large customers reduced their inventories of our product in response to the slowing economy.

     In January 2001, some of our largest customers announced store closings. Office Depot closed 70 stores in North America, while planning to open 50 new stores in 2001. OfficeMax closed 50 stores and will reduce its new store openings in 2001 and 2002 to 25 stores per year. ShopKo also closed 23 stores. The store closings are reducing our sales at least temporarily, although the magnitude and duration of the reduction is difficult to estimate.

     Gross Profit. Gross profit decreased to $28.6 million or 28.3% of sales for the three-month period ended March 31, 2001, from $34.0 million or 29.1% of sales, for the comparable prior year quarter. For the nine months ended March 31, 2001, gross profit decreased to $79.7 million, or 27.6% of sales, from $97.5 million, or 29.6% of sales. The decrease in gross profit for both periods was primarily caused by decreased sales volume.

     Commodity prices of particleboard and fiberboard, major components of our products, were generally higher during the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. However, we experienced a weakening in particleboard prices in September 2000 that continued into the quarter ended March 31, 2001. These price declines helped our gross profit somewhat in the second quarter of fiscal 2001 and made a significant contribution in the third quarter. We do not anticipate further decreases in particleboard pricing during the remainder of this fiscal year, although prices should remain considerably lower than during the same period of the previous year.

     Production volumes decreased in conjunction with lower sales, resulting in less overhead absorption. By closing the Utah facility, we have eliminated overhead expenses in Utah and increased production volume at the Missouri and Virginia plants. The increased volume is resulting in greater absorption of fixed overhead expenses and improved production efficiencies.

     Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses decreased to $17.5 million or 17.3% of sales for the quarter ended March 31, 2001, from $21.4 million or 18.4% of sales for the quarter ended March 31, 2000. For the nine-month period ended March 31, 2001, selling, marketing and administrative expenses decreased $8.5 million, to $56.0 million or 19.4% of sales from $64.5 million or 19.6% of sales in fiscal 2000. Selling, marketing and administrative expenses declined due to lower promotional and freight costs primarily caused by decreased sales volume. Profit sharing and incentive compensation expenses decreased in both the quarter and year-to-date periods of fiscal 2001 compared to fiscal 2000 because of lower sales and profit levels and decreased headcount as a result of the restructuring plan.

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

     While some equipment will be relocated to the operating plants, excess equipment as well as the building and land will be sold. We have written the fixed assets to be sold down to estimated fair value and recognized a loss of approximately $8.7 million on the asset impairment. The fair value is an estimate, and the impairment may be adjusted in the future. We have also recognized a $495,000 expense for the involuntary termination of 325 employees at the Utah facility as well as exit costs of approximately $527,000 for increased workers' compensation claims expenses, real and personal property taxes and security expenses applicable to the Utah facility closure.

     In conjunction with the Utah plant closing, we reduced the administrative and support staff at the Lamar, Missouri headquarters through voluntary and involuntary terminations. About 40 employees have received termination packages totaling approximately $807,000. The restructuring charge of $10.5 million is included as a separate line item on the accompanying consolidated statement of operations.

The following summarizes the fiscal 2001 restructuring charge:

                                                   Restructuring       Charges
                                                      accrual          through         Balance
             Restructuring Charges                    12/31/00         3/31/01         3/31/01
             ---------------------                  ------------     ------------    ------------
                                                                   (in thousands)
Employee termination benefits (1)                   $  1,302         $    772        $    530
Other Utah facility exit costs (1)                       527              152             375
                                                    ------------     ------------    ------------
TOTAL                                               $  1,829         $    924        $    905
                                                    ============     ============    ============

     (1) Included in accrued liabilities in the consolidated balance sheet.

     Accumulated depreciation was increased by $8.7 million to record asset impairments.

     Costs that benefit continuing activities were excluded from the restructuring charge and are included in cost of sales on the consolidated statement of operations. The unusual and non-recurring portion of these costs associated with the shutdown of the Utah facility was approximately $700,000 during the quarter ended March 31, 2001.

     We expect approximately $5.0 million of annual net savings from closing our Utah facility. We realized some benefits from the restructuring during the quarter ended March 31, 2001, though the full benefits will not be realized until the fourth quarter. The following will offset these benefits somewhat during the remainder of this fiscal year:

     o    freight and installation costs to relocate certain equipment; and
     o    freight costs to consolidate certain inventory.

     Compensation Expense Associated with Stock Options. O'Sullivan incurred approximately $10.6 million in compensation expense associated with stock options as part of the merger and recapitalization of November 30, 1999. Of this amount, $6.0 million was exchanged for options to purchase shares of Series A junior preferred stock, $5.9 million in cash was paid and $1.1 million in liquidation value of senior preferred stock was distributed to the option holders. O'Sullivan had previously incurred approximately $2.3 million in compensation expense for the options prior to the merger. The compensation expense relating to the options has been included as a separate line item in the accompanying consolidated statement of operations.

     Loss on Settlement of Interest Rate Swap. On November 30, 1999, O'Sullivan terminated an interest rate swap agreement, as required by the counter-party due to the merger and recapitalization, incurring a loss of $408,000. The loss on the settlement of the interest rate swap has been included as a separate line item in the accompanying consolidated statement of operations.

     Depreciation and Amortization. Depreciation and amortization expenses were $3.4 million in the third quarter of fiscal 2001 as compared to $4.0 million for the third quarter of fiscal 2000. For the nine months ended March 31, 2001, depreciation and amortization expenses decreased $92,000 or 0.8% to $11.2 million from $11.3 million for the nine months ended March 31, 2000. The majority of the decrease was due to the discontinuance of depreciation expense upon the closing of the Utah facility in January 2001.

     Operating Income. Operating income, including restructuring and other one-time charges, decreased $1.5 million to $11.1 million for the three-month period ended March 31, 2001, from $12.6 million in the three months ended March 31, 2000. Operating income, including restructuring and other special charges, decreased $8.9 million from $22.0 million for the first nine months of fiscal 2000 to $13.1 million during the nine-month period ended March 31, 2001. Restructuring costs of $10.5 million decreased operating income in fiscal 2001. Sales decreases of approximately 13% materially reduced operating profits in both the quarter and nine months ended March 31, 2001 when compared to the same periods of the prior year.

     Net Interest Expense. Net interest expense increased significantly for both the quarter and nine months ended March 31, 2001 when compared to the same periods in fiscal 2000. For the quarter, interest expense increased principally due to the senior credit amendment fee paid in January 2001 and non-cash charges for the interest rate collar. Net interest expense increased for the nine months ended March 31, 2001 for the reasons stated above and due to the increased indebtedness incurred in the November 1999 recapitalization and merger. Another non-cash interest item affecting both fiscal years was amortization of loan discounts and fees. The following table describes the components of net interest expense for the periods indicated:

                                                           Three months ended                       Nine months ended
                                                                March 31,                               March 31,
                                                       ---------------------------            -----------------------------
                                                          2001             2000                   2001             2000
                                                      ------------     -----------             ----------       -----------
                                                                                  (in thousands)
Interest expense                                      $      6,954     $     6,944             $   21,293       $    10,109
Senior credit facility amendment fee                           574               -                    574                 -
Interest rate collar                                         1,074               -                  2,034                 -
Amortization of discount                                        80              72                    221                92
Amortization of loan fees                                      387             387                  1,157               533
Interest income                                               (170)           (207)                  (407)             (447)
                                                      ------------     -----------             ----------       -----------
                                                      $      8,899     $     7,196             $   24,872       $    10,287
                                                      ============     ===========             ==========       ===========

     Income Taxes. Income tax expense decreased from $2.0 million in the third quarter of fiscal 2000 to $891,000 in the third quarter of fiscal 2001. The income tax benefit for the first nine months of fiscal 2001 was $4.1 million compared to the income tax expense of $4.2 million in the nine months ended March 31, 2000.

     Extraordinary Item. On November 30, 1999, we repaid private placement notes held with a principal amount of $16.0 million for $16.5 million. The $476,000 prepayment fee was recognized as an extraordinary loss of $305,000 net of the related tax benefit.

     Cumulative Effect of Accounting Change. Upon the July 1, 2000 adoption of FAS 133, we recognized a liability based upon the fair value of a costless interest rate collar initiated on February 28, 2000. That portion of the liability incurred prior to the current fiscal year, $148,000, is included, net of income tax benefit of $53,000, as a cumulative effect of accounting change on the accompanying consolidated statement of operations.

     Net Income. Net income decreased to $1.4 million or 1.3% of sales for the three-month period ended March 31, 2001, from $3.4 million or 2.9% of sales for the quarter ended March 31, 2000. For the nine-month period ended March 31, 2001, the net loss was $7.7 million or 2.7% of sales, compared to net income of $7.1 million, or 2.2% of sales in fiscal 2000.

     EBITDA. EBITDA, or earnings before interest income and interest expense, income taxes, depreciation and amortization, decreased by $2.0 million to $14.5 million for the quarter ended March 31, 2001 from $16.6 million for the prior year quarter. For the nine months ended March 31, 2001, EBITDA decreased $9.0 million to $24.4 million from $33.3 million for the comparable period a year ago. The sales decrease this fiscal year compared to fiscal 2000 adversely affected EBITDA for both the quarter and nine months ending March 31, 2001.

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

     Adjusted EBITDA. Our adjusted EBITDA, which excludes the termination benefits and other restructuring charges, compensation expense associated with stock options and the loss on the termination of the interest rate swap, decreased by $2.0 million to $14.8 million for the quarter ended March 31, 2001, compared to $16.8 million in the prior year quarter. For the nine-month period ended March 31, 2001, adjusted EBITDA decreased $9.1 million to $35.6 million from $44.6 million for the nine months ended March 31, 2000. The decrease in adjusted EBITDA for the quarter and nine-month period was primarily driven by decreased sales volumes and under absorption of fixed costs associated with the lower production levels.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of liquidity are cash flows from operations and borrowings under our senior secured credit facility, which is discussed below. Our liquidity requirements will be to pay our debt, including interest expense under the senior credit facilities and our notes, payments to RadioShack and to provide for working capital and capital expenditures.

     Working Capital. As of March 31, 2001, we had cash and cash equivalents of $13.4 million. Net working capital was $78.7 million at March 31, 2001 compared to $93.5 million at June 30, 2000. Cash and cash equivalents increased by $1.6 million from the end of fiscal 2000. Inventories have decreased $9.7 million in response to decreased manufacturing levels and to the closure of the Utah facility. Accrued liabilities have decreased as sales volumes have decreased. The current portion of long-term debt increased by $11.0 million due primarily to the senior credit facilities amendment calling for prepayments of $10.0 million by June 30, 2001.

     Operating Activities. Net cash provided by operating activities for the nine months ended March 31, 2001 was $17.5 million compared to $33.5 million for the nine months ended March 31, 2000. The net loss for the nine months ending March 31, 2001 was $15.0 million less than the net profit for the same prior year period.

     Investments in receivables and inventories also decreased this fiscal year by $11.8 million compared to an increase of $10.8 million last year. During the year, we reduced our payables, accrued liabilities and other liabilities payable by $4.3 million compared to a $14.8 million increase during the same period in fiscal 2000. Decreased sales activity this fiscal year accounted for most of the decreases in current assets and liabilities.

     Investing Activities. We invested $14.3 million for capital expenditures for the nine months ended March 31, 2001 compared to $7.7 million for the prior year nine-month period. We currently estimate that the total capital expenditure requirements for the remainder of the fiscal year will be approximately $5.0 million, which we expect to fund from cash flow from operations or cash on hand. Our ability to make future capital expenditures is subject to certain restrictions under our senior credit facilities.

     Financing Activities. On November 30, 1999 we completed our merger and recapitalization. Our consolidated indebtedness at March 31, 2001 was $242.0 million, consisting of:

     o $132.0 million in senior secured credit facilities consisting of a $32.3 million term loan with quarterly installments through September 2005, a $99.8 million term loan with quarterly installments through June 2007 and a $40.0 million revolving line of credit, with no borrowings at March 31, 2001. The revolving line of credit has a $15.0 million sub-limit for letters of credit, of which we are currently utilizing approximately $13.3 million.

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

     During the quarter we made regularly scheduled principal payments of $1.0 million against term loans that are included in our senior secured credit facility. We expect to fund principal and interest payments on our debt from cash flow from operations, cash on hand or borrowings under our revolver. Our borrowing availability under our revolver was approximately $26.7 million at March 31, 2001, of which approximately $19.8 million was available due to covenant restrictions.

     The credit facilities and notes are subject to certain financial and operational covenants and other restrictions, including among others, requirements to maintain certain financial ratios and restrictions on our ability to incur additional indebtedness. In addition, the agreements effectively prohibit the payment of dividends on our stock. The bank credit agreement was amended in January 2001 to make certain covenants less restrictive. The amendment also requires a $10.0 million prepayment of the term loans on or before June 30, 2001. We paid $5.0 million of this amount on April 4, 2001 and the remaining $5.0 million on May 1, 2001. At March 31, 2001 we were in compliance with all debt covenants as amended.

     As required under our senior credit facilities, we hedged one-half of our term loans with an initial notional amount of $67.5 million with a costless interest rate collar. The collar is based on three-month LIBOR with a floor of 6.43% and a ceiling of 8.75%. To terminate this contract at March 31, 2001, we would have been required to pay the counter-party approximately $2.2 million.

     Tax Sharing Agreement. During the quarter ended March 31, 2001, O'Sullivan made no payment to RadioShack pursuant to the Tax Sharing and Tax Reimbursement Agreement between us. The effect of the merger upon our payments to RadioShack under this agreement is the subject of an arbitration proceeding. If the ruling in the arbitration proceeding is in RadioShack's favor, our payments under the tax sharing agreement would be substantially higher; the amount would depend on our taxable income.

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

     We have market risk in interest rate exposure, primarily in the United States. We manage interest rate exposure through our mix of fixed and floating rate debt. As required under our credit facilities, we hedged one-half of our term loans with an initial notional amount of $67.5 million with a costless interest rate collar. The collar is based on three-month LIBOR with a floor of 6.43% and a ceiling of 8.75%. To terminate this contract at March 31, 2001, we would have been required to pay the counter-party approximately $2.2 million.

     Due to the nature of our product lines, O'Sullivan has material sensitivity to some commodities, including particleboard, fiberboard, corrugated cardboard and hardware. We manage commodity price exposures primarily through the duration and terms of our vendor contracts. A one percent change in these commodity prices, assuming none of the increase could be passed on to customers, would affect our cost of sales by approximately $1.1 million annually.

     As noted above, in fiscal 2000 we encountered price increases in certain commodities, which reduced our gross margin during the last six months of fiscal 2000 and the first six months of fiscal 2001. During fiscal 2001, these commodity prices declined. We do not expect further decreases in particleboard prices during the remainder of fiscal 2001, although prices should remain considerably lower than during the same period of fiscal 2000. Raw material prices may increase substantially in the future.

                          PART II -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

FORWARD LOOKING STATEMENTS.

         Cautionary Statement Regarding Forward Looking Information.

     Certain portions of this Report, and particularly the Notes to the Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operation, contain forward-looking statements. These statements can be identified by the use of future tense or dates or terms such as "believe,""would," "expect," "anticipate" or "plan." These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements. Factors and possible events which could cause results to differ include:

     o significant indebtedness and the related covenant requirements that may limit our financial and operational flexibility;
     o changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, including new domestic or foreign entrants into the industry, customer acceptance of existing and new products, or otherwise, as we have experienced in fiscal 2001;
     o pricing pressures due to excess capacity in the ready-to-assemble furniture industry, as occurred in 1995, or customer demand in excess of our ability to supply product;
     o raw material cost increases, particularly in particleboard and fiberboard, as occurred in 1994 and 1995 and to a lesser extent in fiscal 2000;
     o    transportation cost increases, due to higher fuel costs or otherwise;
     o loss of or reduced sales to significant customers as a result of a merger, acquisition, bankruptcy, liquidation or any other reason, as occurred with the reorganization of Service Merchandise in 2000 and the liquidation of Montgomery Ward in 2001;
     o actions of current or new competitors that increase competition with our products or prices;
     o the consolidation of manufacturers in the ready-to-assemble furniture industry;
     o    increased advertising costs associated with promotional efforts;
     o    increased interest rates;
     o pending or new litigation or governmental regulations such as the pending arbitration involving RadioShack;
     o other uncertainties which are difficult to predict or beyond our control; and
     o the risk that we incorrectly analyze these risks and forces, or that the strategies we develop to address them could be unsuccessful.

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

                                            O'SULLIVAN INDUSTRIES, INC.



Date:   May 14, 2001                By:         /s/ Richard D. Davidson
                                       -----------------------------------------
                                                    Richard D. Davidson
                                                       President and
                                                  Chief Executive Officer

Date:   May 14, 2001                By:        /s/ Phillip J. Pacey
                                       -----------------------------------------
                                                   Phillip J. Pacey
                                              Senior Vice President and
                                               Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

 Exhibit No.                              Description

          2.1 Amended and Restated Agreement and Plan of Merger, dated as of October 18, 1999, between O'Sullivan Industries Holdings, Inc. and OSI Acquisition, Inc. (incorporated by reference from Appendix A to Proxy Statement/Prospectus included in Amendment No. 5 to Registration Statement on Form S-4 (File No. 333-81631))

        3.1 & 4.1   Certificate of Incorporation of O'Sullivan (incorporated
                    by reference from Exhibit 3.1 to Registration Statement on Form S-4 (File No. 333-31282))

        3.2 & 4.2   Bylaws of O'Sullivan (incorporated by reference from Exhibit
                    3.3 to Registration Statement on Form S-4 (File No.
                    333-31282))

          10.1 Second Amendment dated as of January 25, 2001 to Credit Agreement among O'Sullivan Industries, Inc., as Borrower, O'Sullivan Industries Holdings, Inc., the several lenders from time to time parties thereto, Lehman Brothers, Inc., as lead arranger and book manager, Wachovia Bank, N.A., as syndication agent, Lehman Commercial Paper, Inc., as administrative agent and General Electric Capital Corporation, as documentation agent (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (File No. 0-28493))

          10.2 First Amendment to O'Sullivan Industries Holdings, Inc. 2000 Common Stock Option Plan (incorporated by reference to
                    Exhibit 10.2 to Quarterly Report of Form 10-Q for the quarter ended March 31, 2001 (File No. 0-28493))

     Pursuant to Item 601(b)(4)(iii) of Regulation S-K, O'Sullivan has not filed agreements relating to certain long-term debt of O'Sullivan aggregating $10 million. O'Sullivan agrees to furnish the Securities and Exchange Commission a copy of such agreements upon request.