Form 10-K405
period 2001-06-30
OSULLIVAN INDUSTRIES INC
filed 2001-09-28
CIK 1107978

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  (Mark One)

      [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

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

                           None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

         As of September 15, 2001, 100 shares of common stock of O'Sullivan Industries, Inc. were outstanding and held by O'Sullivan Industries Holdings, Inc., an affiliate.

================================================================================

                    The Index to Exhibits begins on page 63.

                                     PART I

ITEM 1. BUSINESS.

HISTORY AND OVERVIEW

         O'Sullivan Industries, Inc., a Delaware corporation incorporated in 1969, is a leading designer, manufacturer and distributer of ready-to-assemble furniture in the United States. Our business was founded in 1954 by Thomas M. O'Sullivan, Sr. and was acquired by Tandy Corporation in 1983. In 1993, Tandy transferred O'Sullivan to its subsidiary TE Electronics Inc. In February 1994, TE transferred O'Sullivan to O'Sullivan Industries Holdings, Inc. in exchange for O'Sullivan Holdings common stock. TE then sold its shares of O'Sullivan Holdings stock in a public offering. Subsequent to the public offering, neither Tandy nor TE has had any continuing ownership interest in O'Sullivan or O'Sullivan Holdings. O'Sullivan Holdings is a holding company with no material operations. It owns all of the capital stock of O'Sullivan. O'Sullivan owns all of the capital stock of O'Sullivan Industries - Virginia, Inc., a Virginia corporation. O'Sullivan Holdings is dependent on O'Sullivan to fund the interest cost on $17.6 million of debt, including interest, and dividends on mandatorily redeemable senior preferred stock (liquidation value plus accumulated dividends of $29.6 million at June 30, 2001).

         References to the words "O'Sullivan," "we," "our" and "us" refer to O'Sullivan Industries, Inc. and its subsidiaries. References to "O'Sullivan Holdings" refer to O'Sullivan Industries Holdings, Inc. only. References to "O'Sullivan Industries" refer to O'Sullivan Industries, Inc. only. References to O'Sullivan Industries - Virginia refer to O'Sullivan Industries - Virginia, Inc.

         O'Sullivan owns manufacturing, warehouse and distribution facilities in Lamar, Missouri and South Boston, Virginia. O'Sullivan commenced operations at the Lamar, Missouri plant in 1965, and the South Boston, Virginia facility became operational in 1989.

         O'Sullivan engages in one industry segment: the design, manufacture and sale of ready-to-assemble, or RTA, furniture.

BUSINESS OVERVIEW

         After two years of sales growth in excess of 10%, our net sales declined 11.3% in fiscal 2001. Our sales declined for several reasons, including

         -> the stalling of growth in sales of personal computers, which reduced the need for computer desks and workstations;

         -> the slowdown of economic growth and consumer spending in the United States, particularly in the office superstore channel;

         -> the substantial increase in energy prices in 2000 and 2001 that reduced consumers' income available for purchases of our products;

         -> store closings by a number of customers, including OfficeMax, Office Depot, Montgomery Ward and Shopko;

         -> inventory reductions by our customers, particularly in the office superstore channel; and

         -> the decline in price of the average unit sold, reflecting a trend toward more promotional merchandise.

         Reacting to the lower sales levels, we closed our Cedar City, Utah manufacturing facility in January 2001. We also reduced support staff at the Lamar, Missouri facility. We recorded a $10.5 million pre-tax restructuring charge to reflect the costs of these actions. We expect to save approximately $5.0 million annually from the closing of our Cedar City, Utah facility.

         The restructuring charge, the lower sales level and the other factors noted above resulted in a net loss of $6.4 million for fiscal 2001 and reduced our earnings before interest, taxes, depreciation and amortization to $37.1 million in fiscal 2001.

         While we have confidence in the long-term future of the RTA furniture industry, sales in the first quarter of fiscal 2002 are anticipated to be flat to down slightly from sales in the first quarter of fiscal 2001, as the factors discussed above continue to affect our sales. We cannot yet predict when our sales will return to a pattern of sales growth.

The 1999 Recapitalization and Merger

         On November 30, 1999, O'Sullivan Holdings completed a recapitalization and merger through which the outstanding stock of O'Sullivan Holdings was purchased by a private equity firm, Bruckmann, Rosser, Sherrill & Co. II, LLC ("BRS"), 34 members of our management and an affiliate of a former director. Management and the affiliate of a former director owned a total of 27.1% of the outstanding common stock of O'Sullivan Holdings at June 30, 2001. BRS owns the balance.

         Each share of outstanding common stock of O'Sullivan Holdings was exchanged for $16.75 in cash and one share of senior preferred stock with an initial liquidation value of $1.50 per share. Some of the shares of O'Sullivan Holdings common stock, options and cash held by the management participants in the recapitalization and merger were exchanged for 371,400 shares of common stock, 72,748 shares of junior preferred stock and options to acquire 60,319 shares of junior preferred stock of the surviving company.

         The total amount of funds necessary to fund the recapitalization and merger and related transactions was approximately $357.0 million. These funds came primarily from the following sources:

         o an equity investment by BRS of approximately $45.3 million in cash in the recapitalization and merger. The cash investment was used to purchase 996,000 shares of common stock and 442,933 shares of Series B junior preferred stock of O'Sullivan Holdings;

         o an equity investment in O'Sullivan Holdings by the management participants in the recapitalization and merger in the amount of approximately $13.7 million. This investment consisted of the exchange by the management participants of common stock of O'Sullivan Holdings with a value of $6.9 million, options to acquire common stock of O'Sullivan Holdings with an intrinsic value of $6.1 million and cash of $700,000 for shares of common stock, shares of Series B junior preferred stock and options to acquire shares of Series A junior preferred stock, each of O'Sullivan Holdings;

         o the issuance by O'Sullivan Holdings of senior preferred stock with a total liquidation value of $24.6 million to the existing stockholders of O'Sullivan Holdings;

         o the issuance by O'Sullivan Holdings of a $15.0 million senior note and warrants exercisable in aggregate into 6.0% of O'Sullivan Holdings common stock and 6.0% of O'Sullivan Holdings junior preferred stock on a fully diluted basis as of the date of the issuance of the warrants;

         o the issuance by O'Sullivan of $100.0 million of senior subordinated notes together with warrants issued by O'Sullivan Holdings exercisable in aggregate into 6.0% of O'Sullivan Holdings common stock and 6.0% of O'Sullivan Holdings junior preferred stock on a fully diluted basis as of the date of issuance of the warrants;

         o borrowings by O'Sullivan totaling approximately $139.0 million under the senior credit facility; and

         o        $9.4 million of cash from O'Sullivan.

         In addition, $10.0 million of variable rate industrial revenue bonds remain outstanding following the recapitalization transactions.

         The recapitalization and merger was approved by the board of directors of O'Sullivan Holdings, the board of directors of OSI Acquisition, Inc. and a majority of the stockholders of O'Sullivan Holdings. We accounted for the merger under recapitalization accounting. Under this method, the historical basis of our assets and liabilities was not affected.

RTA FURNITURE

         We are a leading designer, manufacturer and distributer of ready-to-assemble furniture products, with over 45 years of experience. We sell primarily to the home office and home entertainment markets. We manufacture approximately 450 stock keeping units of ready-to-assemble furniture at retail price points from $20 to $999. Our product offerings include ready-to-assemble desks, computer workcenters, home entertainment centers, audio equipment racks, pantries and microwave oven carts. We also manufacture a variety of other ready-to-assemble furniture for home office, home entertainment, storage, bedroom and other home uses. We design our products to provide high quality, value and ease of assembly by the consumer using straight-forward, diagramed instructions. For the fiscal year ended June 30, 2001, we had net sales of $375.7 million, EBITDA of $37.1 million and a net loss of $6.4 million. At June 30, 2001, our assets totaled $263.5 million. For additional information regarding our sales, operating profits and assets, see the financial statements included in Part II, Item 8 of this report, "Financial Statements and Supplementary Data."

         We distribute our products primarily through office superstores, including OfficeMax, Office Depot and Staples, discount mass merchants, including Wal-Mart, Target and Kmart, home centers such as Lowe's, and electronic superstores such as Best Buy and Circuit City, as well as through other retail channels. We own two modern manufacturing facilities totaling over
1.8 million square feet located in Lamar, Missouri and South Boston, Virginia.

COMPETITIVE STRENGTHS

         We believe that we are able to compete effectively due to the following strengths:

         Leading market share position. We believe we are the second largest North American ready-to-assemble furniture manufacturer in terms of domestic sales. We estimate our share of the ready-to-assemble furniture market in calendar 2000 was approximately 16%. Many of our largest customers, including office superstores and discount mass merchants, have substantial purchasing requirements across the country. We are able to satisfy these requirements because of our large manufacturing capacity and our innovative, high quality products.

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

         Well-established customer relationships. We have well-established relationships with many of the largest retailers of ready-to-assemble furniture in the United States. These include office superstores like OfficeMax, Office Depot and Staples. They also include national discount mass merchants, like Wal-Mart, Target and Kmart, electronic superstores like Best Buy and Circuit City and home centers such as Lowe's. We believe we have a long history as a trusted vendor and have earned a reputation for product quality and innovation, customer responsiveness and manufacturing flexibility.

         Available capacity positions us for growth. In recent years, we have expanded our manufacturing facilities to provide capacity to meet current and anticipated demand. Two of these expansion projects, started in early 2000 to meet anticipated demand growth in 2001 and beyond, will be completed in calendar 2001. Thus, even with the closure of the Cedar City, Utah manufacturing facility, we have substantial available capacity that will enable us to meet growing demand.

         Low cost manufacturing operations. We believe that we are a low-cost ready-to-assemble furniture producer due to our large scale, modern facilities and efficient manufacturing processes.

         Experienced management team with significant equity ownership. Our senior management team has extensive experience in the ready-to-assemble segment of the furniture industry. Our ten officers have been with us for an average of over 17 years. In addition, we have broadened our management's expertise by hiring executives from other leading manufacturers. Management participants in the recapitalization invested a total of $13.7 million. This retained equity includes an interest of approximately 27.1% in the outstanding common stock of O'Sullivan Holdings. As a result of their substantial equity interest, we believe the management participants in the recapitalization have a significant incentive to continue to increase our sales and profitability.

GROWTH STRATEGY

         Sales of ready-to-assemble furniture, although expanding more rapidly than sales of traditional case goods furniture in recent years, still represent only about 6% of the overall domestic residential furniture market. As the quality of ready-to-assemble furniture continues to improve, and discount mass merchants and home centers continue to expand, we expect ready-to-assemble furniture to gain additional market share. The key elements of our growth strategy are as follows:

         Continue to develop a broad range of innovative, high quality products. We are dedicated to offering a broad range of high quality products at a variety of retail prices. We believe that by maintaining a broad product line we can appeal to a greater number of consumers and penetrate a larger number of distribution channels. We seek to drive demand for our products and maintain profitability in an otherwise price-rigid environment by providing a steady supply of high quality product introductions. In fiscal 2001, we introduced approximately 190 new products.

         Further penetrate existing and new, growing distribution channels. Sales to office superstores and discount mass merchants, our core distribution channels, have grown at a compound annual growth rate of about 10% since fiscal year 1995 to over $250 million in fiscal 2001. However, sales slumped sharply in fiscal 2001, particularly in the office superstore channel. To increase sales to our existing customer base, we have developed several initiatives. These initiatives include dedicated product lines, enhanced customer service and tailored marketing programs. We have also focused on increasing sales to other growing distribution channels. These channels include electronic specialty retailers and home improvement centers.

         Lower production costs. Producing ready-to-assemble furniture cost effectively is vital to our competitive position. This belief was the premise for capital expansions. Our capital investments have increased our total manufacturing capacity. New equipment and employee training have also improved our inventory management, order fulfillment rates and production efficiency.

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

PRODUCT OVERVIEW

         We group our product offerings into three distinct categories:

o furniture for the home office and small office, including desks, computer work centers, bookcases and filing cabinets;

o electronics display furniture, including home entertainment centers, home theater systems, television and audio stands and audio and video storage units; and

o home decor furniture, including microwave oven carts, pantries, living room and recreation room furniture and bedroom pieces, including dressers, night stands and wardrobes.

The following is a description of some of our products.

                PRODUCT                              DESCRIPTION                            KEY CUSTOMERS
                -------                              -----------                            -------------

Living Dimensions...................... Contemporary small office/home          OfficeMax, Office World,
                                        office. Upscale features include        Staples
                                        Armortop(R) laminates and
                                        Quickfit(TM) fastener system

French Gardens......................... Country French style collection         OfficeMax, Shopko, Staples,
                                        with antique Odessa Pine finish.        Lowe's
                                        Both home office and
                                        entertainment products

Transitions............................ Contemporary small office/home          Best Buy, Lowe's
                                        office and entertainment furniture
                                        collection in a medium alder finish

Diplomat............................... Modular home office/small office        Staples
                                        collection in snow maple and vivid
                                        beech finishes

Manor Hill............................. Updated traditionally styled home       Lowe's, Meijer, Best Buy
                                        entertainment and home office
                                        furniture


PRODUCT DESIGN AND DEVELOPMENT

          We believe we are an industry leader in product quality and innovation. We are committed to the continuing development of unique furniture that meets consumer needs. With over 50% of our sales to the home office and small office market, we believe we are recognized as one of the industry's premier producers of contemporary home office and small office ready-to-assemble furniture. In the past three years, we introduced an average of over 150 products per year. In the ready-to-assemble furniture industry, a new product can be a variation in color or styling of an existing product. By providing a continuous supply of new product introductions, we endeavor to drive demand for our products, which we believe will allow us to maintain our profit margins in an otherwise price-rigid environment.

         We maintain an in-house product design staff that collaborates with our marketing personnel and customers to develop new products based on demographic and consumer information. The product design professionals then work with our engineering division to produce full-scale prototypes. The engineering staff uses computer-aided design Pro-engineering software, which provides three-dimensional graphics capabilities. Pro-engineering software allows a design engineer to accelerate the time-to-completion for a new product design. This allows us to reduce the time for newly conceived products to reach the market. We then show our prototypes to our customers to gauge interest. If initial indications of product appeal are favorable, we usually can commence production within twelve weeks. We spent approximately $1.0 million, $1.0 million and $766,000 on product design and development in fiscal years 2001, 2000 and 1999, respectively.

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

           We have a large market share position in both of the two major distribution channels and longstanding relationships with key customers. In fiscal 2001, sales to OfficeMax accounted for about 19% of our gross sales, Office Depot accounted for about 17% of our gross sales and Wal-Mart accounted for about 11% of our gross sales. Similar to other large ready-to-assemble furniture manufacturers, our sales are fairly concentrated.

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

         We participate in the furniture markets held in High Point, North Carolina in April and October of each year. High Point is the principal international market in the furniture industry. It attracts buyers from the United States and abroad. We recently signed a lease for a new, larger showroom in High Point. We also maintain other showrooms to market our product lines. In addition, we participate in the international furniture show in Cologne, Germany.

         We sell our products throughout the United States and in Canada, Mexico, the United Kingdom, Australia and other countries. Export sales were $32.0 million, $25.0 million and $26.5 million in fiscal 2001, 2000 and 1999, respectively. In fiscal 2001, sales increased due to marketing successes in the United Kingdom, Australia and Canada and due to U.S. office superstore and mass merchant sales in Mexico. In fiscal 2000 and 1999, international sales declined largely due to the strength of the dollar against the pound and lower sales to the Middle East.

MANUFACTURING

         We operate two modern manufacturing facilities, in Lamar, Missouri and South Boston, Virginia. In total, these facilities have about 1.8 million square feet.

o Lamar, Missouri: Opened in 1965, this facility has about 1.15 million square feet. It is our larger facility and has the capability to produce our entire product offering. This facility also serves as our corporate headquarters.

o South Boston, Virginia: Opened in 1989, our South Boston facility has been expanded to approximately 675,000 square feet, including an expansion of about 200,000 square feet completed in 2001. The South Boston facility has the capability to manufacture most of our products.

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

         Because we purchase all of our raw materials from outside suppliers, we are subject to fluctuations in prices of raw materials. For example, our results of operations were significantly affected in fiscal year 2000 and in the first half of fiscal 2001 by higher particleboard, fiberboard and cartoning costs. In fiscal 2001, particleboard prices declined, helping our bottom line in the latter half of the year. Future increases in the price of raw materials could again affect our results of operations. See "Cautionary Statement Regarding Forward Looking Information and Risk Factors" in Item 7 of Part II of this report.

COMPETITION

         The residential furniture market is very competitive and includes a large number of both domestic and foreign manufacturers. Our competitors include manufacturers of both ready-to-assemble and assembled furniture. Although a large number of companies manufacture ready-to-assemble furniture, the top five ready-to-assemble furniture manufacturers accounted for an estimated 78% of the domestic ready-to-assemble furniture market in 2000. Our top five competitors are Sauder Woodworking, Inc., Bush Industries, Inc., Dorel Industries, Inc., Mills Pride and Creative Interiors. Some of our competitors have greater sales volume and financial resources. RTA furniture manufacturers compete on the basis of price, style, functionality, quality and customer support.

         Several manufacturers, including O'Sullivan, have excess manufacturing capacity due to the current decline in sales in the RTA furniture segment. This excess capacity could cause increased competition particularly if sales do not return to a pattern of growth soon. This could adversely affect our margins and results of operations.

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

         We hold a number of patents and licenses. We do not consider any one of these patents and licenses to be material to our business.

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

EMPLOYEES

         As of June 30, 2001, we had approximately 2,200 employees. About 68% percent of these employees are located in Lamar. None of our employees are represented by a labor union. We believe that we have good relations with our employees.

ENVIRONMENTAL AND SAFETY REGULATIONS

         Our operations are subject to extensive federal, state and local environmental laws, regulations and ordinances. Some of our operations require permits. These permits are subject to revocation, modification and renewal by governmental authorities.

         Governmental authorities have the power to enforce compliance with their regulations. Violators may be subject to fines, injunction or both. Compliance with these regulations has not had a significant effect on our results of operations, capital expenditures or competitive position. In fiscal 2001, we received a Title V operating permit for our facility in Lamar, Missouri. The permit imposes additional monitoring restrictions on our operations, but has not required us to modify our operations. We are addressing certain issues with the Missouri Department of Natural Resources regarding the effectiveness of the monitoring requirements.

         Our manufacturing process creates by-products, including sawdust and particleboard flats. At the South Boston facility, this material is given to a recycler or disposed of in landfills. At the Lamar facility, the material has been sent to recyclers and off-site disposal sites. In late fiscal 2001, we were successful in increasing the percentage of by-products delivered to recyclers at a reduced cost to us. Our by-product disposal costs were approximately $1.1 million for fiscal 2001, $1.9 million for fiscal 2000 and $1.8 million for fiscal 1999.

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

ITEM 2. PROPERTIES.

         O'Sullivan owns two manufacturing, warehouse and distribution facilities. The Lamar, Missouri facility, which also serves as O'Sullivan's headquarters, consists of approximately 1,150,000 square feet. The South Boston, Virginia facility has approximately 675,000 square feet. These properties are subject to liens in favor of the holders of our senior secured credit facility.

         We have minimal unused land at Lamar on which to build new production or warehouse facilities. We have some excess land at South Boston which may be used for expansion.

         We lease space for showrooms in High Point, North Carolina and in other locations in the United States. We also lease warehouse space in Lamar and Neosho, Missouri.

         Our Canadian operations are in a leased facility in Markham, Ontario. O'Sullivan's United Kingdom operations are in a leased facility in Oxfordshire.

         The Cedar City, Utah manufacturing plant that we closed in January is for sale.

         We consider our owned and leased facilities to be adequate for the needs of O'Sullivan and believe that all of our owned and leased properties are well maintained and in good condition.

ITEM 3. LEGAL PROCEEDINGS.

         Prior to O'Sullivan Holdings' initial public offering in 1994, we were owned by RadioShack Corporation (then named Tandy Corporation). As part of the initial public offering, O'Sullivan Holdings entered into a tax sharing and tax benefit reimbursement agreement with RadioShack. The structure of the public offering increased the basis in our assets for tax purposes. This basis increase reduces the amount of gain we recognize upon sales of our assets and increases our annual tax deductions for depreciation and amortization. This increase in deductions reduces the amount of income taxes that we pay. Under the tax sharing agreement, O'Sullivan Holdings agreed to pay RadioShack nearly all of any benefit we receive from this reduction in our taxable income. Our taxable income is determined after taking into account all of our other deductible expenses. The annual payment to RadioShack under the tax sharing agreement was $0 for fiscal 2001, $4.3 million for fiscal

2000 and $9.7 million for fiscal 1999. This agreement will remain in effect until 2033. However, under the terms of the tax sharing agreement, in 2009 O'Sullivan Holdings and RadioShack are expected to negotiate a final payment and termination date of the agreement.

         Since the initial public offering, in determining the benefit payment to RadioShack under the tax sharing agreement, we have deducted our interest expense. We are incurring significantly higher interest expense associated with our higher debt levels in connection with the financing of the recapitalization and merger. We believe that this increased interest expense, and certain expenses incurred to consummate the recapitalization and merger, should be taken into account in determining the payments O'Sullivan Holdings is required to make to RadioShack under the tax sharing agreement. RadioShack claims we can not deduct the additional interest and expenses in determining the tax sharing payments. Under the tax sharing agreement, disputes between the parties must be referred to the chief executive officers. If they are unable to resolve the dispute, it is to be resolved by a public accounting firm or a law firm reasonably satisfactory to RadioShack and us.

         On June 29, 1999, RadioShack filed a complaint against O'Sullivan Holdings in the District Court of Texas in Tarrant County. RadioShack's complaint sought a court order compelling O'Sullivan Holdings to submit to a dispute resolution process. Alternatively, the complaint sought a declaratory judgment that after the merger O'Sullivan Holdings must continue to make tax-sharing payments to RadioShack as if the merger had not occurred. On September 9, 1999, RadioShack filed a motion for summary judgment in its lawsuit against O'Sullivan Holdings. On October 8, 1999, RadioShack's motion was denied, as was all other relief sought by RadioShack, except that O'Sullivan Holdings was directed to commence dispute resolution procedures before an arbitrator, according to the terms of the tax sharing agreement. Arbitrators have been selected to hear the dispute, and discovery is being completed. The arbitration is scheduled to be heard in October 2001.

         To support its motion for summary judgment, RadioShack referred to a letter it received from its independent outside auditors, PricewaterhouseCoopers LLP. PricewaterhouseCoopers audits both RadioShack's financial statements and our financial statements. The PricewaterhouseCoopers letter advised RadioShack on how PricewaterhouseCoopers expected the tax sharing agreement would operate, if certain assumptions were valid. On its face, the letter made clear that it was not expressing an "opinion" on how the actual dispute between RadioShack and O'Sullivan Holdings would in fact be resolved, and the letter addressed assumptions that PricewaterhouseCoopers had been given by RadioShack.

         O'Sullivan Holdings' annual report to stockholders on SEC Form 10-K for fiscal 1999 disclosed these facts, and expressed management's view, based on an opinion of our outside counsel, that RadioShack's position in its suit was without merit. Because PricewaterhouseCoopers both wrote its letter to RadioShack but did not object to the inclusion of O'Sullivan Holdings' management's view in the Form 10-K on the merits of RadioShack's lawsuit, the SEC Staff asked O'Sullivan Holdings to clarify "whether PricewaterhouseCoopers has a reasonable basis to doubt management's view that RadioShack's lawsuit has no merit." In our view, PricewaterhouseCoopers had a reasonable basis for its acquiescence in the footnote disclosure in the Form 10-K that RadioShack's position was without merit. First, O'Sullivan Holdings received an opinion from its outside counsel that supports our view that RadioShack's position in the litigation was without merit. That opinion was made available to PricewaterhouseCoopers in connection with its annual audit, and clearly supports the decision not to object to the inclusion of that footnote in O'Sullivan Holdings' financial statements. Second, PricewaterhouseCoopers also has advised O'Sullivan Holdings that its letter was predicated on assumptions it now understands are not relevant to the merger as structured, and therefore, PricewaterhouseCoopers has reaffirmed that its original letter did not attempt to offer an expert opinion to RadioShack on the merger or predict the actual outcome of the litigation between RadioShack and us. Neither PricewaterhouseCoopers nor we believe there is any inconsistency between PricewaterhouseCoopers' original letter and its non-objection to the inclusion of that footnote disclosure in the Form 10-K. In light of PricewaterhouseCoopers' response, the PricewaterhouseCoopers letter had no relevance to the merger. However, we have included this discussion of the PricewaterhouseCoopers letter because the SEC requested that it be included in the proxy statement relating to the merger.

         Finally, the Staff suggested that its concerns about this situation could be eliminated if PricewaterhouseCoopers were to withdraw the letter to RadioShack. But, since the letter is not an expert opinion on any pending matter, a position PricewaterhouseCoopers has since reaffirmed to us, we do not believe there is any reason for PricewaterhouseCoopers formally to withdraw its letter.

         O'Sullivan Holdings believes it is now, and expects to continue to be, in full compliance with the tax sharing agreement. We believe that RadioShack's position is without merit and intend to defend ourselves vigorously. However, if RadioShack's interpretation prevails over O'Sullivan Holdings' and our increased interest and other merger-related expenses are not allowable in determining our payments due to RadioShack since the merger, our payments due to RadioShack for the period since the closing of the recapitalization and merger through June 30, 2001 would be approximately $12.7 million more than we currently anticipate. See "Cautionary Statement Regarding Forward Looking Statements and Risk Factors" in
Item 7 of Part II of this report.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders of O'Sullivan during the quarter ended June 30, 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

         Our common stock is owned by O'Sullivan Holdings, so there is no established public market for our common equity.

         We currently intend to retain all earnings to finance the development of our operations and to repay our indebtedness. Our credit agreements effectively prohibit us from paying dividends on our common stock. We do not anticipate paying cash dividends on our shares of common stock in the near future. Our future dividend policy will be determined by our Board of Directors on the basis of various factors, including but not limited to our results of operations, financial condition, business opportunities and capital requirements. The payment of dividends is subject to the requirements of Delaware law, as well as restrictive financial covenants in our debt agreements.

ITEM 6. SELECTED CONSOLIDATED HISTORICAL FINANCIAL INFORMATION.

         The selected historical consolidated results of operations and balance sheet data for the five years ended June 30, 2001 are derived from O'Sullivan's audited financial statements. This selected consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Consolidated Financial Statements and Related Notes," in Part II of this report.

                                                                            For the year ended June 30,
                                                   ----------------------------------------------------------------------------
                                                       2001            2000            1999            1998            1997
                                                   ------------    ------------    ------------    ------------    ------------
                                                                                  (in thousands)

Net sales                                          $    375,670    $    423,425    $    379,632    $    339,407    $    321,490
Cost of sales                                           269,720         298,387         267,630         244,086         230,578
                                                   ------------    ------------    ------------    ------------    ------------
Gross profit                                            105,950         125,038         112,002          95,321          90,912
Selling, marketing and administrative                    73,320          82,244          74,962          69,212          62,137
Restructuring Charge                                     10,506              --              --              --              --
Compensation expense associated with stock
   options                                                   --          10,627              --              --              --
Loss on settlement of interest rate swap                     --             408              --              --              --
                                                   ------------    ------------    ------------    ------------    ------------
Operating income                                         22,124          31,759          37,040          26,109          28,775
Interest expense, net                                    31,780          17,445           2,844           2,468           2,327
Income (loss) before income tax provision,
   extraordinary item and cumulative effect of
   accounting change                                     (9,656)         14,314          34,196          23,641          26,448
Income tax provision (benefit)                           (3,380)          5,153          12,311           8,742          10,050
                                                   ------------    ------------    ------------    ------------    ------------
Income (loss) before extraordinary item and
   cumulative effect of accounting change                (6,276)          9,161          21,885          14,899          16,398
Extraordinary loss from early extinguishment of
   debt                                                      --            (305)             --              --              --
Cumulative effect of accounting change                      (95)             --              --              --              --
                                                   ------------    ------------    ------------    ------------    ------------

Net income (loss)                                  $     (6,371)   $      8,856    $     21,885    $     14,899    $     16,398
                                                   ============    ============    ============    ============    ============

Cash flow provided for operating activities        $     25,016    $     40,731    $     25,072    $     27,164    $     23,512
Cash flow used for investing activities                 (16,811)        (17,129)        (15,554)        (28,359)        (15,825)
Cash flow used for financing activities                 (13,012)        (15,475)         (7,588)         (3,970)         (1,218)

EBITDA(1)                                          $     37,069    $     47,175    $     51,002    $     37,669    $     38,735
Depreciation and amortization                            14,945          15,416          13,962          11,560           9,960
Capital expenditures                                     16,811          17,129          15,779          28,359          15,825

                                                                        June 30,
                                       --------------------------------------------------------------------------
                                           2001            2000            1999           1998           1997
                                       ------------    ------------    ------------   ------------   ------------
                                                                      (in thousands)

Working capital                        $     80,317    $     93,534    $     85,262   $     72,893   $     82,045
Total assets                                263,469         296,289         266,967        250,314        232,607
Long-term debt, less current portion        222,386         235,708          22,000         30,000         30,000
Stockholder's equity (deficit)              (14,550)         (7,857)        157,103        135,225        120,375

----------

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

OVERVIEW.

         We are a leading ready-to-assemble furniture manufacturer in North America with over 45 years of experience. We design, manufacture and distribute a broad range of RTA furniture products--bookcases, cabinets, computer workcenters, desks, entertainment centers and audio stands--with retail prices ranging from $20 to $999. In recent years, we have committed substantial resources to the development and implementation of a diversified sales, marketing and product strategy in order to capitalize on growth opportunities presented by emerging retail channels of distribution and changes in consumer demographics and preferences. We have structured our business to offer a wide variety of RTA furniture products through increasingly popular retail distribution channels, including office superstores, discount mass merchants, electronic superstores, home improvement centers and home furnishings retailers. We continue to strive towards building long-term relationships with quality retailers in existing and emerging high growth distribution channels to develop and sustain our future growth.

         The domestic ready-to-assemble furniture market grew at a compound annual growth rate of about 8.75% from 1992 through 1999, according to Furniture Today. After two years of sales growth in excess of 10%, our net sales declined 11.3% in fiscal 2001. Our sales declined for several reasons:

         -> the stalling of growth in sales of personal computers, which reduced the need for computer desks and workstations;

         -> the slowdown of economic growth and consumer spending in the United States, particularly in the office superstore channel;

         -> the substantial increase in energy prices in 2000 and 2001 that reduced consumers' income available for purchases of our products;

         -> store closings by a number of customers, including OfficeMax, Office Depot, Montgomery Ward and Shopko;

         -> inventory reductions by our customers, particularly in the office superstore channel; and

         -> the decline in price of the average unit sold, reflecting a trend toward more promotional merchandise.

         The lower sales level resulted in a net loss of $6.4 million for fiscal 2001 and reduced our earnings before interest, taxes, depreciation and amortization to $37.1 million in fiscal 2001.

         Reacting to the lower sales levels, we closed our Cedar City, Utah manufacturing facility in January 2001. We also reduced support staff at the Lamar, Missouri facility. We recorded a $10.5 million pre-tax restructuring charge to reflect the costs of these actions.

         While we have confidence in the long-term future of the RTA furniture industry, sales in the first quarter of fiscal 2002 are anticipated to be flat to down slightly from sales in the first quarter of fiscal 2001. We cannot yet predict when our sales will return to a pattern of sales growth.

         We purchase large quantities of raw materials including particleboard and fiberboard. We are dependent on our outside suppliers for all of these raw materials. Therefore, we are subject to changes in the prices charged by our suppliers. In fiscal 2000, our operating income was reduced by price increases of these commodities. In fiscal 2001, particleboard and fiberboard prices declined, increasing our operating income in the latter portion of the year.

RESULTS OF OPERATIONS.

         The following table sets forth the approximate percentage of items included in the Consolidated Statement of Operations relative to net sales for the three-year period ended June 30, 2001:


                                                                                     YEAR ENDED JUNE 30,
                                                                          ---------------------------------------
                                                                             2001           2000          1999

Net sales                                                                      100.0%         100.0%        100.0%
Cost of sales                                                                   71.8%          70.5%         70.5%
                                                                          ----------     ----------    ----------
Gross margin                                                                    28.2%          29.5%         29.5%
Selling, marketing and administrative                                           19.5%          19.4%         19.7%
Restructuring charge                                                             2.8%            --            --
Compensation expense associated with stock options                                --            2.5%           --
Loss on settlement of interest rate swap                                          --            0.1%           --
                                                                          ----------     ----------    ----------
Operating income                                                                 5.9%           7.5%          9.8%
Interest expense, net                                                            8.5%           4.1%          0.7%
                                                                          ----------     ----------    ----------
Income (loss) before taxes, extraordinary item and cumulative effect of
   accounting change                                                            (2.6)%          3.4%          9.0%
Income tax expense (benefit)                                                    (0.9)%          1.2%          3.2%
                                                                          ----------     ----------    ----------
Income (loss) before extraordinary item and cumulative effect of
   accounting change                                                            (1.7)%          2.2%          5.8%
Extraordinary loss from early extinguishment of debt, net of income tax
   benefit                                                                        --            0.1%           --
Cumulative effect of accounting change, net of income tax benefit                0.0%            --            --
                                                                          ----------     ----------    ----------
Net income (loss)                                                               (1.7)%          2.1%          5.8%
                                                                          ==========     ==========    ==========
Depreciation and amortization                                                    4.0%           3.6%          3.7%

YEAR ENDED JUNE 30, 2001 COMPARED TO THE YEAR ENDED JUNE 30, 2000.

         Net Sales. Net sales decreased by $47.8 million, or 11.3%, to $375.7 million in fiscal 2001, down from $423.4 million in fiscal 2000. The decrease in net sales was primarily driven by a 4.9% decrease in the number of units sold and a 6.2% decrease in the average selling price. The sales decline generally came from the office superstore and department store/catalog showroom channels of distribution and to a lesser extent from the mass merchant channel of distribution. These declines were partially offset by increases in the home improvement, electronic superstore, regional mass merchant and other channels of distribution. Retailers reacted to the economic slowdown by increasing their assortment of lower-priced promotional units, which was the primary reason for the decline in the average selling price.

         The sales decline in the department store/catalog showroom channel of distribution was primarily due to customer bankruptcies. In December 2000, Montgomery Ward, one of our largest customers, filed for bankruptcy and was subsequently liquidated. Gross sales to Montgomery Ward declined from approximately 2.5% of gross sales in fiscal 2000 to approximately 1.4% of gross sales in fiscal 2001.

         On February 22, 2000, Service Merchandise announced that as part of its bankruptcy reorganization plan, it would no longer sell a number of product lines, including home office and entertainment furniture. Service Merchandise, however, does continue to sell kitchen furniture. This decision substantially reduced our sales to Service Merchandise during fiscal 2001. Gross sales to Service Merchandise declined from approximately 4.0% of gross sales in fiscal 2000 to approximately 0.4% of gross sales in fiscal 2001. We expect our sales to Service Merchandise will decline further in fiscal 2002, and sales to Service Merchandise may be further reduced, if not eliminated, thereafter.

         Sales declines in other distribution channels were generally related to the slowdown of the economy and consumer spending in the United States, the resulting inventory reductions in some of our retail customers' supply chains and a decline in the average unit selling price.

         Gross Profit. Our gross profit for fiscal 2001 was $106.0 million, a decrease of $19.1 million, or 15.3%, from $125.0 million in fiscal 2000. Our gross profit margin for fiscal 2001 was 28.2%, a decrease from 29.5% in fiscal 2000. The decrease in gross profit dollars was primarily the result of lower sales volumes and declining average unit prices. This decrease was partially offset by lower material costs in the second half of fiscal 2001, productivity gains in our Missouri and Virginia facilities and the closing of the less efficient Utah facility. We expect to save approximately $5.0 million annually from the closing of our Cedar City, Utah facility.

         In the last half of fiscal 2001 we experienced a reduction in the price of certain raw materials due to softening market demands. However, there can be no assurance that commodity prices will remain constant or decline further in the future, or that we will be successful in offsetting any future potential price increases through our value analysis program, increased productivity, the eventual inclusion of the higher costs in our selling prices or other cost reductions.

         Selling, Marketing and Administrative. Selling, marketing and administrative expenses decreased to $73.3 million, or 19.5% of net sales, from $82.2 million, or 19.4% of net sales, in fiscal 2000. The majority of the dollar decrease in selling, marketing and administrative expenses was due to lower promotional, freight and commission expenses associated with decreased sales activity. We expensed $11.6 million and $17.1 million for freight out in fiscal 2001 and 2000, respectively. Employee benefit program expenses such as bonuses and profit sharing also decreased due to lower operating income levels. We did incur $946,000 and $498,000 of non-cash compensation expense associated with employee stock options in fiscal 2001 and 2000, respectively.

         In August 2001, Ames Department Stores, Inc. filed for protection under Chapter 11 of the Bankruptcy Code. As a result, we increased our allowance for doubtful accounts by approximately $1.5 million in the fourth quarter of fiscal 2001. We are shipping to Ames while it restructures its indebtedness under Chapter 11. Sales to Ames represented over 3% of our gross sales in fiscal 2001.

         Restructuring Charge. On November 17, 2000, we announced a restructuring plan and recorded $10.5 million of related expense in the second quarter of fiscal 2001. The slowdown in sales during the first half of fiscal year 2001 caused us to reassess our business plan, specifically expenses and available production capacity. It became evident that the sales downturn, combined with improvements in production efficiencies and expansions in the Missouri and Virginia plants during the past few years, provided production capacity that exceeded near term sales requirements. Based on forecasted sales, the Missouri and Virginia plants will provide sufficient production for the next two and possibly three fiscal years with minimal capital expenditures for increased capacity after on-going projects are completed. Accordingly, we closed the Utah facility in January 2001.

         We are actively attempting to sell the Utah land, building and excess equipment as soon as practicable. Certain equipment is being relocated to the Missouri and Virginia plants. Fixed assets with a net book value of $20.3 million were written down to estimated fair value, resulting in an impairment charge of approximately $8.7 million. The impairment charge is reflected in accumulated depreciation on the accompanying consolidated balance sheet. The fair value is an estimate, and the impairment may be adjusted in the future. We also recognized a $495,000 cash expense for the involuntary termination of 325 management and non-management employees at the Utah facility as well as exit costs of approximately $527,000 for increased workers' compensation claims expenses, real and personal property taxes and security expenses applicable to the Utah facility closure.

         We reduced the administrative and support staff in the Lamar, Missouri headquarters through voluntary and involuntary terminations. About 40 employees received termination packages totaling approximately

$807,000. The total restructuring charge of $10.5 million is included as a separate line item on the accompanying consolidated statement of operations.

         The following summarizes the fiscal 2001 restructuring charge:


                                    Restructuring      Charges
                                       Accrual         through        Balance
                                       12/31/00        6/30/01        6/30/01
                                    -------------   ------------   ------------
                                                  (in thousands)
Employee termination benefits (1)    $      1,302   $        915   $        387
Other Utah facility exit costs (1)            527            282            245
                                     ------------   ------------   ------------
Total                                $      1,829   $      1,197   $        632
                                     ============   ============   ============

                  (1) Included in accrued liabilities in the accompanying consolidated balance sheet.

         Accumulated depreciation was increased $8.7 million to record asset impairments. We expect to pay the remainder of the restructuring accrual in the first half of fiscal 2002.

         Costs that benefit continuing activities were excluded from the restructuring charge and are included in cost of sales on the consolidated statement of operations. The unusual and non-recurring portion of these costs associated with the shutdown of the Utah facility was approximately $669,000.

         Compensation Expense Associated with Stock Options. O'Sullivan Industries incurred compensation expense of $10.6 million in connection with stock options related to the November 30, 1999 recapitalization and merger. The compensation expense relating to the options has been included as a separate line item in the accompanying consolidated statement of operations.

         Loss on Settlement of Interest Rate Swap. On November 30, 1999, O'Sullivan Industries terminated an interest rate swap agreement, as required by the counter-party due to the recapitalization and merger, incurring a charge of $408,000. The loss on the settlement of the interest rate swap has been included as a separate line item in the accompanying consolidated statement of operations.

         Depreciation and Amortization. Our depreciation and amortization expense decreased $471,000 to $14.9 million in fiscal 2001 from $15.4 million in fiscal 2000. The decrease in depreciation and amortization was due to the closing of the Utah facility. Cash capital additions in fiscal 2001 and 2000 were $16.8 million and $17.1 million, respectively. Fiscal 2001 capital expenditures were for a capacity and warehouse expansion program in our Virginia facility and equipment upgrade and capacity expansion in our Missouri facility.

         Operating Income. Operating income decreased $9.6 million to $22.1 million in fiscal 2001 from $31.8 million in fiscal 2000. Excluding restructuring and other special charges related to recapitalization, operating income decreased $10.2 million, or 23.8%, to $32.6 million in fiscal 2001 from $42.8 million in fiscal 2000. The decrease in operating income was primarily the result of lower sales volumes and declining average unit prices. This decrease was partially offset by lower material costs in the second half of the year, productivity gains in our Missouri and Virginia facilities, the closing of our less efficient Utah facility, lower promotional, freight and commission expenses, and lower employee benefit program expenses such as bonuses and profit sharing.

         Net Interest Expense. Net interest expense increased to $31.8 million in fiscal 2001 from $17.4 million in fiscal 2000. Net interest expense increased principally due to the increased indebtedness incurred in the recapitalization and merger, the senior credit amendment fee paid in January 2001 and non-cash charges for the interest rate collar. Another non-cash interest item affecting both fiscal years was amortization of loan discounts and fees. The merger closed on November 30, 1999, so only seven months of increased expense associated with the new debt was reflected in the fiscal 2000 results.

           The following table describes the components of net interest expense for the periods indicated:


                                                  Twelve months ended
                                                       June 30,
                                              ----------------------------
                                                  2001            2000
                                              ------------    ------------
                                                     (in thousands)
Interest expense on senior credit facility,
   industrial revenue bonds and senior
   subordinated notes                         $     27,862    $     17,146
Senior credit facility amendment fee                   574              --
Interest rate collar                                 1,948              --
Amortization of debt discount                          298             161
Amortization of loan fees                            1,572             919
Interest income                                       (474)           (781)
                                              ------------    ------------
    Net interest expense                      $     31,780    $     17,445
                                              ============    ============


         Income Tax Provision (Benefit). Income tax declined by $8.6 million to a benefit of $3.4 million in fiscal 2001 from a tax of $5.2 million in fiscal 2000. The effective tax rate in fiscal 2001 was 35%.

         Extraordinary Item. In fiscal 2000, O'Sullivan repaid private placement notes with a principal amount of $16 million for $16.5 million. The $476,000 repayment fee has been recognized as an extraordinary loss of $305,000, net of related tax benefit.

         Accounting Change. O'Sullivan adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on July 1, 2000. O'Sullivan recorded a net-of-tax cumulative effect type adjustment of $148,000, less a tax benefit of $53,000.

         Net Income (Loss). As a result of the preceding factors, fiscal 2001 net income declined by $15.2 million from net income of $8.9 million in fiscal 2000 to a net loss of $6.4 million in fiscal 2001.

         EBITDA. EBITDA, which we define as earnings before interest, taxes, depreciation and amortization, decreased $10.1 million to $37.1 million in fiscal 2001 from $47.2 million in fiscal 2000. The decline in sales in fiscal 2001 and the restructuring charge depressed EBITDA in fiscal 2001, partially offset by lower material costs in the second half of the year, productivity gains in our Missouri and Virginia facilities and the closing of our less efficient Utah facility. Our EBITDA in fiscal 2000 was reduced by the compensation expense associated with stock options described above and by increasing particleboard and fiberboard prices.

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

YEAR ENDED JUNE 30, 2000 COMPARED TO THE YEAR ENDED JUNE 30, 1999.

         Net Sales. Net sales increased by $43.8 million, or 11.5%, to $423.4 million in fiscal 2000, up from $379.6 million in fiscal 1999. The increase in net sales was primarily driven by a 10.1% increase in the number of units sold and, to a lesser extent, a 2.5% increase in the average selling price. Strong sales increases to the office superstore, home improvement and electronic specialty retailer channels accounted for the sales increase, partially offset by a decline in sales to the department store/catalog showroom, regional mass merchant and export channels. Consumer demand for our product was driven by the increase of multi-computer households, the continued growth of small businesses, especially home-based businesses, aggressive promotional efforts of certain retailers, additional floor space allotted to our category by certain retailers in the home improvement channel and new store openings.

         In March 1999, Service Merchandise Co., one of our largest customers, filed for bankruptcy protection under Chapter 11. We continued shipping to Service Merchandise while it operated under Chapter 11 bankruptcy protection. On February 22, 2000, Service Merchandise announced that as part of its bankruptcy reorganization plan, it would no longer sell a number of product lines, including home office and entertainment furniture. Service Merchandise continued selling kitchen furniture. This decision substantially reduced our sales to Service Merchandise in fiscal 2000. Our sales were further reduced in fiscal 2001, and we expect that our sales to Service Merchandise will be further reduced, if not eliminated, in the future. Gross sales to Service Merchandise declined from approximately 7% of our gross sales in fiscal 1999 to approximately 4% of our gross sales in fiscal 2000.

         Sales declines in the other channels were due to the bankruptcy of certain regional mass merchants, the discontinuance of our category or our product line in certain department stores, and the replacement of an overseas distributor.

         Gross Profit. Our gross profit for fiscal 2000 was $125.0 million, an increase of $13.0 million, or 11.6%, from $112.0 million in fiscal 1999. The gross profit margin was virtually unchanged at 29.5%. The increase in gross profit dollars was primarily from increased sales volume, increased productivity and our value analysis program partially offset by higher material costs. During fiscal 1999, we incurred higher labor and overhead costs associated with the implementation of new manufacturing equipment and related adaptation of manufacturing processes.

         In the fourth quarter of fiscal 1999, certain key commodity suppliers announced price increases that were followed by additional price increases throughout fiscal 2000. We estimate that these price increases totaled approximately $5.0 million during fiscal 2000. We were able to minimize the effect of these increases through our value analysis program and productivity gains in manufacturing and decreased overhead on a per unit basis due to increased volume and capacity utilization rates.

         Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses increased to $82.2 million, or 19.4% of sales, from $75.0 million, or 19.7% of sales, in fiscal 1999. The majority of the dollar increase in selling, marketing and administrative expenses was due to higher promotional, freight and commission expenses associated with increased sales activity. Salaries, wages and associated taxes and benefits also increased as additional resources were allocated to in-house training. Legal expenses associated with the exchange offering for the senior subordinated notes, arbitration proceedings with RadioShack and BRS management fees subsequent to the recapitalization also contributed to the increase in selling, marketing and administrative expenses.

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

         Depreciation and Amortization. Our depreciation and amortization expenses increased $1.4 million to $15.4 million in fiscal 2000 from $14.0 million in fiscal 1999. The increase in depreciation and amortization expense was due to capital additions of $17.1 million in fiscal 2000 and $15.6 million in fiscal 1999. The expenditures were primarily for completion of the capacity expansion program at our Virginia plant, capacity expansion at our Utah plant and upgrading manufacturing equipment at our Missouri plant.

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

         Net Interest Expense. Net interest expense increased from $2.8 million in fiscal 1999 to $17.4 million in fiscal 2000. The interest expense increased due to the higher level of borrowings associated with the financing of the recapitalization and merger. The merger closed on November 30, 1999, so only seven months of increased expense associated with the new debt is reflected in the fiscal year results.

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


LIQUIDITY AND CAPITAL RESOURCES.

         Our primary sources of liquidity are cash on hand and borrowings under our senior secured credit facility, which is discussed below. Our liquidity requirements will be to pay our debt, including interest expense under the senior credit facility and the notes, payments to RadioShack and to provide for working capital and capital expenditures.

         Working Capital. As of June 30, 2001, we had cash and cash equivalents of $7.1 million compared to $11.9 million at June 30, 2000. Net working capital was $80.3 million at June 30, 2001 compared to $93.5 million at June 30, 2000. The $13.2 million decrease in net working capital resulted primarily from the reduced investments in inventory and trade receivables partly offset by a decrease in trade payables. Inventory investment decreased because of lower sales volumes. The decline in trade receivables was primarily due to lower sales.

         Operating Activities. Net cash provided by operating activities was $25.0 million in fiscal 2001 compared to $40.7 million in fiscal 2000. Net income declined by $15.2 million to a net loss of $6.4 million in fiscal 2001 from net income of $8.9 million in fiscal 2000. The net loss was primarily due to lower sales volumes, the $10.5 million special restructuring related to the closing of our Cedar City, Utah plant and staff reductions in Lamar, Missouri and increased net interest expense of $31.8 million due to the debt incurred to finance the November 1999 recapitalization and merger.

         Investment in inventory decreased by $16.7 million in fiscal 2001 compared to an increase of $9.1 million in fiscal 2000. Our lower sales levels resulted in a decrease in trade receivables of $4.7 million in fiscal 2001 compared to a decrease of $3.2 million in fiscal 2000. Accounts payable and other accrued liabilities decreased $13.7 million this year compared to a $10.6 million increase last year primarily due to decreased sales levels.

         Investing Activities. We invested $16.8 million for capital expenditures in fiscal 2001 compared to $17.1 million during the previous fiscal year. The expenditures increased the manufacturing and warehouse capacity of our Virginia plant and upgraded equipment and increased capacity at our Missouri location. Our ability to make future capital expenditures is subject to certain restrictions under our senior credit facility. Our plans are to invest about $10.0 million for capital expenditures in fiscal 2002, about half of which will be for the completion of the fiscal 2001 expansion projects.

         Financing Activities. On November 30, 1999 we completed our merger and recapitalization. Our consolidated indebtedness at June 30, 2001 was $231.1 million, consisting of the following.

         -> $100.0 million in 13-3/8% senior subordinated notes due 2009 issued with warrants to purchase 6.0% of O'Sullivan Holdings' common and Series B junior preferred stock on a fully diluted basis. These warrants were assigned a value of $3.5 million. These notes were issued at a price of 98.046% providing $98.0 million in cash proceeds before expenses related to the issuance.

         -> $121.1 million in a senior secured credit facility consisting of a sixty-three month $29.1 million term loan, a seven and one-half year $92.0 million term loan and a $40.0 million revolving line of credit, currently with no borrowings. The revolving line of credit has a $15.0 million sub-limit for letters of credit, of which we are currently utilizing approximately $13.3 million.

         -> $10.0 million in variable rate industrial revenue bonds.

         During fiscal 2001, we repaid $12.9 million of our indebtedness, including $10.0 million of prepayments. We prepaid an additional $5.0 million of the senior secured credit facility in August 2001. We expect to fund principal and interest payments on our debt from cash on hand or borrowings under our revolver.

         Our credit facility and notes are subject to certain financial and operational covenants and other restrictions, including among others, a requirement to maintain certain financial ratios and restrictions on our ability to make capital expenditures, sell assets, sell securities, engage in acquisitions and incur additional indebtedness. In addition, the agreements effectively prohibit the payment of dividends on our stock.

         Our senior credit facility was amended as of January 30, 2001. The primary changes to the credit facility were to the covenants for minimum consolidated EBITDA, consolidated leverage ratios, consolidated interest coverage ratio and the consolidated fixed charge coverage ratio. The amended covenants are less restrictive than those in the original credit facility. The amendment also required a $10.0 million repayment of the term loans on or before June 30, 2001. We completed the prepayment on May 1, 2001.

         The restriction on the incurrence of additional indebtedness in the senior credit facility limited our ability to incur additional debt to approximately $15.4 million on June 30, 2001. In addition, we can use about $1.7 million of the line of credit for letters of credit.

         At June 30, 2001, we were in compliance with all debt covenants.

         As required under our senior credit facility, we hedged one-half of our term loans with an initial notional amount of $67.5 million with a three-year, costless interest rate collar. The collar, which expires in March 2003, is based on three-month LIBOR with a floor of 6.43% and a ceiling of 8.75%. To terminate this contract at June 30, 2001, we would have been required to pay the counter-party approximately $2.1 million. We recorded this amount as interest expense in our results of operations and included the resulting liability in other liabilities.

MARKET RISK AND INFLATION.

         Our market risk is affected by changes in interest rates, foreign currency exchange rates and certain commodity prices. Under our policies, we may use natural hedging techniques and derivative financial instruments to reduce the impact of adverse changes in market prices. We do not hold or issue derivative instruments for trading purposes. We believe that our foreign exchange risk is not material.

         We have market risk in interest rate exposure, primarily in the United States. We manage interest rate exposure through our mix of fixed and floating rate debt. As required under our credit facility, we hedged one-half of our term loans with a current notional amount of $65.5 million with a costless interest rate collar. The collar is based on three-month LIBOR with a floor of 6.43% and a ceiling of 8.75%. To terminate this contract at June 30, 2001, we would have been required to pay the counter-party approximately $2.1 million. Interest rate swaps may be used to adjust interest rate exposures when appropriate based on market conditions.

         Due to the nature of our product lines, we have material sensitivity to some commodities, including particleboard, fiberboard, corrugated cardboard and hardware. We manage commodity price exposures primarily through the duration and terms of our vendor contracts. A 1.0% change in these commodity prices would affect our cost of sales by approximately $1.0 million annually.

         In fiscal 2000, certain particleboard and fiberboard suppliers imposed price increases, which increased our costs of sales in fiscal 2000 and the first half of fiscal 2001. We were able to reduce the effect of the increases somewhat through our value analysis program and productivity gains in manufacturing. In the fourth quarter of fiscal 2000, certain suppliers of cartons increased their prices to us. We were able to partially offset the effect of these price increases through the programs mentioned above combined with increased operating leverage from higher sales levels. We estimate that all of the price increases increased our cost of sales by approximately $5.0 million during fiscal 2000.

         In fiscal 2001, prices for particleboard and fiberboard fell in response to declining demand. However, these prices or others may increase in fiscal 2002 or beyond. We believe that we can continue to partially offset the effect of such increases through the programs mentioned above and through the eventual inclusion of the higher costs in the selling price of our products. However, there can be no assurance that we will be successful in offsetting these or future potential price increases.

NEW ACCOUNTING STANDARDS.

         In April 2001, the EITF reached a consensus on EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. This issue addresses the income statement classification of slotting fees, cooperative advertising arrangements and buydowns. The consensus will require that certain customer promotional payments that are currently classified as selling expenses be classified as a reduction of revenue. Although the impact of EITF 00-25 on our consolidated financial statements is still being evaluated, its adoption will result in a significant reclassification between net sales and selling, marketing and administrative expense. EITF 00-25 will become effective for financial periods beginning after December 15, 2001, but its adoption by O'Sullivan will have no impact on our operating income or net income (loss). We will adopt EITF 00-25 no later than March 31, 2002, as required.

         The FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, on June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001, although early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. We will adopt SFAS 142 on July 1, 2001, the beginning of our 2002 fiscal year. With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be assessed regularly for impairment. We do not anticipate recognizing any impairment of goodwill upon adoption. We will discontinue amortizing approximately $1.7 million of goodwill per year upon adoption.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This pronouncement, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are currently determining what impact, if any, this pronouncement will have on our consolidated financial statements.

SEASONALITY.

         Historically, we have generally experienced a somewhat higher level of sales in the second and third quarters of our fiscal year in anticipation of and following the holiday selling season.

INCOME TAXES.

         Prior to our initial public offering in 1994, O'Sullivan Industries was owned by RadioShack Corporation. As part of the initial public offering, O'Sullivan Holdings entered into a tax sharing and tax reimbursement agreement with RadioShack. The structure of the public offering increased our basis in our assets for tax purposes. This basis increase raises our tax deductions for depreciation and amortization each year. This reduces the amount of income taxes we pay to the IRS. Under the tax sharing agreement, we agreed to pay RadioShack nearly all of any benefit we receive from the increased depreciation and amortization which reduces our taxable income, as determined after taking into account all of our other deductible expenses, by the increase in these deductions. This agreement remains in effect after the merger and recapitalization. For the years ended June 30, 2001 and 2000, O'Sullivan paid RadioShack Corporation $0 and $4.3 million pursuant to the tax sharing agreement.

         Since the initial public offering, in determining the benefit payment to RadioShack under the tax sharing agreement, we have deducted our interest expense. Our interest expense has increased significantly because of our higher debt levels incurred to finance the merger. We believe that our increased interest expense should be taken into account in determining the payments that we are required to make to RadioShack.

         RadioShack filed suit in a Texas state court against us claiming that any reduction in our tax benefit payments resulting from these expenses in connection with the merger would violate the tax agreement. The court has ordered the dispute to be submitted to arbitration pursuant to the tax sharing agreement. Arbitrators have been appointed and the dispute is scheduled to be heard in October 2001. We believe we are and expect to continue to be in full compliance with the tax sharing agreement. We believe RadioShack's lawsuit is without merit and intend to defend ourselves vigorously. Although we believe our interpretation of the tax sharing agreement will ultimately prevail over RadioShack's interpretation, we cannot assure you of this. If RadioShack's interpretation prevails over O'Sullivan Holdings' and these expenses are not allowable in determining our payment to RadioShack, payments to RadioShack would be approximately $12.7 million more than we currently anticipate for the period since the closing of the recapitalization and merger through June 30, 2001. If necessary, we would fund the increased payment obligations from cash on hand, borrowing under our senior credit facility or other sources of capital, if available. Payment of this amount, however, could cause us to be in violation of one or more of our covenants under our senior credit facility. See "Cautionary Statement Regarding Forward Looking Information and Risk Factors" and Item 3, "Legal Proceedings," in Part I of this report.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION AND RISK FACTORS.

         Certain portions of this Report, and particularly the Management's Discussion and Analysis of Financial Condition and Results of Operation and the Notes to the Consolidated Financial Statements in Part II of this report, the portions of Item 1 in Part I captioned "Business Overview," "Competitive Strengths," "Growth Strategy," "Raw Materials," "Competition" and "Environmental and Safety Regulations" and Item 3 in Part I contain forward-looking statements. These include information relating to cost savings, benefits, revenues and estimated sales, and earnings and expenses. These statements can be identified by the use of future tense or dates or terms such as "believe," "would," "may," "expect," "anticipate" or "plan."

         These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements. Because these forward-looking statements involve risks and uncertainties, actual results may differ significantly from those predicted in these forward-looking statements. You should not place a lot of weight on these statements. These statements speak only as of the date of this document or, in the case of any document incorporated by reference, the date of that document. Factors and possible events which could cause results to differ include:

         -> OUR SUBSTANTIAL LEVERAGE COULD MAKE IT MORE DIFFICULT TO PAY OUR DEBTS, DIVERT OUR CASH ON HAND FOR DEBT PAYMENTS, LIMIT OUR ABILITY TO BORROW FUNDS AND INCREASE OUR VULNERABILITY TO GENERAL ADVERSE ECONOMIC AND INDUSTRY CONDITIONS. Any of these consequences of our substantial indebtedness could prevent us from fulfilling our obligations under our indebtedness because our ability to make required payments on our debt depends on our ability to generate sufficient cash flow to make these payments. We have a significant amount of indebtedness as shown in the chart below:

                                                                                 JUNE 30, 2001
                                                                             (DOLLARS IN MILLIONS)
Total indebtedness .............................................................   $ 231.1
Indebtedness senior to O'Sullivan Industries senior subordinated notes .........   $ 131.1
Stockholder's deficit ..........................................................   $ (14.6)

         Our substantial indebtedness could have important consequences to holders of our debt and equity. For example, it could:

         o make it more difficult for us to satisfy our obligations with respect to our debt, particularly our subordinated debt;

         o increase our vulnerability to general adverse economic and industry conditions;

         o limit our ability to fund future working capital, capital expenditures and other general corporate requirements;

         o require a substantial portion of our cash on hand for debt payments;

         o limit our flexibility to plan for, or react to, changes in our business and the industry in which we operate;

         o place us at a competitive disadvantage compared to our competitors that are less leveraged;

         o        limit our ability to borrow additional funds; and

         o expose us to fluctuations in interest rates because some of our new debt has a variable rate of interest.

         -> FAILURE TO COMPLY WITH ANY OF THE RESTRICTIONS CONTAINED IN THE AGREEMENTS GOVERNING OUR INDEBTEDNESS COULD RESULT IN ACCELERATION OF OUR DEBT. WERE THIS TO OCCUR, WE WOULD NOT HAVE SUFFICIENT CASH TO PAY OUR ACCELERATED INDEBTEDNESS. We must maintain minimum debt service and maximum leverage ratios under our senior credit facility. A failure to comply with the restrictions contained in our senior credit facility could lead to an event of default, which could result in an acceleration of that indebtedness. Were this to occur, we would not have sufficient cash to pay our accelerated indebtedness or other debt.

         Due to our lower sales in fiscal 2001, we negotiated amendments to the financial covenants in our senior credit facility. Without the amendments, we may have been in default under the facility. If our sales continue to decline, we may face default under the amended senior credit facility. There is no assurance that the creditors under the facility would further amend the covenants or, if an amendment were agreed to, what the cost would be to us.

         Our senior credit facility and our senior subordinated notes restrict our ability, among others, to:

         o        incur additional indebtedness;

         o        pay dividends and make distributions;

         o        issue common and preferred stock of subsidiaries;

         o        make certain investments;

         o        repurchase stock;

         o        create liens;

         o        enter into transactions with affiliates;

         o        enter into sale and leaseback transactions;

         o        merge or consolidate; and

         o transfer and sell assets other than in the ordinary course of business.

         An acceleration under our senior credit facility would also constitute an event of default under the indenture relating to the O'Sullivan Industries subordinated notes and the securities purchase agreement relating to the O'Sullivan Holdings note.

         -> WE MAY NOT HAVE SUFFICIENT CASH FROM CASH FLOW, CASH ON HAND AND AVAILABLE BORROWINGS UNDER OUR SENIOR BANK FACILITY TO SERVICE OUR INDEBTEDNESS, WHICH WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. Our business may not generate sufficient cash flow from operations and we may not realize operating improvements on schedule. Also, our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our lower sales in fiscal 2001 reduced our cash flow.

         Future borrowings may not be available to us under our senior credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the O'Sullivan Industries senior credit facility and the O'Sullivan Industries senior subordinated notes, on or before maturity. We probably would not be able to refinance any of our indebtedness on favorable terms if at all.

         -> CONTINUED REDUCTIONS IN RETAIL SALES COULD REDUCE OUR SALES, ESPECIALLY IF THE REDUCTIONS OCCUR IN THE INDUSTRIES THAT WE BELIEVE ARE CONTRIBUTING TO THE GROWTH OF THE READY-TO-ASSEMBLE FURNITURE INDUSTRY AND COULD REDUCE OUR ABILITY TO PAY OUR DEBTS. Most of our sales are to major retail chains. If there is a reduction in the overall level of retail sales, our sales could also decline and our ability to pay our debts could be reduced. We believe that sales of ready-to-assemble furniture increased from fiscal 1995 through fiscal 2000 in part because of an increase in sales of personal computers and home entertainment electronic equipment. The slowdown in growth of sales of these products hurt our sales in fiscal 2001 and could continue to lower sales in fiscal 2002. As markets for personal computers and home entertainment electronic equipment, and the market for our products, is now substantially larger, it is apparent that our growth will be adversely affected by a recession more than in previous recessions.

         -> OUR PROFITS WOULD BE REDUCED IF THE PRICES OUR SUPPLIERS CHARGE US FOR RAW MATERIALS INCREASE LEADING TO OUR BEING LESS ABLE TO SERVICE OUR DEBTS. We are dependent on outside suppliers for all of our raw material needs and are subject to changes in the prices charged by our suppliers. If these prices were to increase significantly this could lead to our being unable to service our indebtedness.

         In the past, our profits have been reduced by increases in prices of particleboard and fiberboard. Price increases in fiscal 2000 increased our cost of sales in fiscal 2000 and continued to reduce earnings in the first half of fiscal 2001.

         Prices for particleboard declined in fiscal 2001, reducing our cost of sales in the second half of the fiscal year. However, prices for particleboard or other raw materials may increase in the future. We will try to offset any price increases through cost savings, production efficiencies and higher prices, but these efforts may not be successful or sufficient.

         -> OUR PAYMENTS TO RADIOSHACK MAY BE SIGNIFICANTLY HIGHER THAN WE CURRENTLY ANTICIPATE IF RADIOSHACK'S INTERPRETATION OF THE TAX SHARING AND TAX BENEFIT REIMBURSEMENT AGREEMENT WITH RADIOSHACK IS ACCEPTED OVER OUR INTERPRETATION OF THE AGREEMENT AND CONSEQUENTLY OUR ABILITY TO PAY OUR DEBTS MAY BE ADVERSELY AFFECTED. If RadioShack is successful, our payments to RadioShack may be significantly higher than currently anticipated, which would adversely affect our ability to pay our debts.

         We are involved in an arbitration proceeding with RadioShack. The proceeding relates to reductions in our tax benefit payments to RadioShack resulting from our increased interest expense following completion of the recapitalization and merger. RadioShack claims that this reduction violates the tax sharing and tax benefit reimbursement agreement entered into at our initial public offering in 1994. If RadioShack were to prevail, our increased interest expense following the merger and certain expenses incurred to consummate the merger would not be taken into account in determining our annual payments to RadioShack. For example, based on current estimates, our payments to RadioShack would be approximately $12.7 million more than we currently anticipate for the period since the closing of the recapitalization and merger through June 30, 2001. The lower our earnings are, the greater the difference between the amount we believe we will owe to RadioShack and the amount RadioShack believes we will owe under the tax sharing agreement. If necessary, we would fund these increased payment obligations from cash on hand, borrowing under the senior credit facility or other sources of capital, if available. Payment of this amount, however, could cause us to be in violation of one or more of our covenants under our senior credit facility. See Item 3, "Legal Proceedings" in
Part I of this report.

         -> BECAUSE WE SELL PRODUCTS TO A SMALL NUMBER OF CUSTOMERS, OUR SALES WOULD BE REDUCED IF ONE OF OUR MAJOR CUSTOMERS SIGNIFICANTLY REDUCED ITS PURCHASES OF OUR PRODUCTS OR WERE UNABLE TO FULFILL ITS FINANCIAL OBLIGATIONS TO US. IF THIS WERE TO HAPPEN, OUR ABILITY TO PAY OUR DEBTS MAY BE SIGNIFICANTLY AFFECTED. Our sales are concentrated among a relatively small number of customers. Any of our major customers can stop purchasing product from us or significantly reduce their purchases at any time. Any loss or reduction may adversely affect our cash flows and our ability to pay our debts. During fiscal year 2001, our three largest customers, OfficeMax, Office Depot and Wal-Mart, accounted for approximately 47% of our gross sales. Reduced orders from some of our largest customers significantly reduced our sales in fiscal 2001. Further, Montgomery Ward closed all of its stores in fiscal 2001. We do not have long term contracts with any of our customers and our sales depend on our continuing ability to deliver attractive products at reasonable prices.

          At June 30, 2001, our largest five customer accounts receivable balances comprised approximately 59% of our net trade receivables balance. The bankruptcy of Ames in August 2001 caused us to increase our reserves for doubtful accounts by $1.5 million in the fourth quarter of fiscal 2001.

         -> WE OPERATE IN A HIGHLY COMPETITIVE MARKET WHICH MAY FORCE US TO REDUCE MARGINS, REDUCING OUR CASH FLOWS AND OUR ABILITY TO PAY OUR DEBTS. The industry in which we operate is highly competitive. Some of our competitors are significantly larger and have greater financial, marketing and other resources than we do. Because of lower sales of RTA furniture generally, a number of manufacturers have excess capacity. The competitive nature of our industry could lead to smaller profit margins due to competitive pricing policies or excess capacity. If this were to occur, our cash flows and our ability to pay our debts may be reduced. This competitive pressure could be further exacerbated if additional excess manufacturing capacity develops in the RTA furniture industry due to over-expansion by manufacturers, new entrants into the market, further reduction in demand or otherwise.

         -> BECAUSE OUR SENIOR SUBORDINATED NOTES AND THE SUBSIDIARY GUARANTEE THEREOF RANK BEHIND OUR SENIOR DEBT, HOLDERS OF THESE NOTES MAY RECEIVE PROPORTIONATELY LESS THAN HOLDERS OF OUR SENIOR DEBT IN A BANKRUPTCY, LIQUIDATION, REORGANIZATION OR SIMILAR PROCEEDING. In the event of a bankruptcy, liquidation, reorganization or similar proceeding relating to us, holders of our senior subordinated notes and then the O'Sullivan Holdings note will participate with all other holders of our subordinated indebtedness in the assets remaining after we have paid all of the senior debt. Because our senior debt must be paid first, holders of these notes may receive proportionately less than trade creditors in any proceedings of this nature. In any of these cases, we may not have sufficient funds to pay all of our creditors. Therefore, holders of our subordinated indebtedness may receive ratably less than trade creditors.

         In addition, all payments on the subordinated debt will be blocked in the event of a payment default on our senior debt and may be prohibited for up to 179 days each year in the event of some non-payment defaults on senior debt.

         -> DESPITE OUR CURRENT LEVELS OF DEBT, WE MAY STILL INCUR MORE DEBT AND INCREASE THE RISKS DESCRIBED ABOVE. We may be able to incur significant additional indebtedness in the future. If we or our subsidiaries add new debt to our current debt levels, the related risks that we and they now face could intensify, making it less likely that we will be able to fulfill our obligations to holders of our senior subordinated notes. None of the agreements governing our indebtedness completely prohibits us or our subsidiaries from doing so. The revolving credit facility of the senior credit facility permits additional borrowings of up to $15.4 million at June 30, 2001, plus $1.7 million for letters of credit. These additional borrowings would be senior to the O'Sullivan Industries senior subordinated notes and the O'Sullivan Holdings note.

         -> IF WE BECOME BANKRUPT, THE CLAIMS OF HOLDERS OF OUR SENIOR SUBORDINATED NOTES AGAINST US MAY BE LESS THAN THE FACE VALUE OF THE NOTES DUE TO ORIGINAL ISSUE DISCOUNT. Our senior subordinated notes bear a discount from their stated principal amount at maturity. If a bankruptcy case is commenced by or against us under the U.S. Bankruptcy Code, the claim of a holder of the notes with respect to the principal amount thereof would likely be limited to an amount equal to the sum of (1) the initial offering price and (2) the portion of the original issue discount, or OID, that is not deemed to constitute "unmatured interest" for purposes of the U.S. Bankruptcy Code. Any OID that was not accrued as of the bankruptcy filing would constitute "unmatured interest."

         -> WE ARE AT RISK THAT USERS OF OUR PRODUCTS WILL SUE US FOR PRODUCT LIABILITY. IF WE WERE UNABLE TO DEFEND OURSELVES AGAINST SOME PRODUCT LIABILITY LAWSUITS, OUR SUCCESS AND OUR ABILITY TO PAY OUR DEBTS MAY BE REDUCED. All of our products are designed for use by consumers. Like other manufacturers of similar products, we are subject to product liability claims and could be subject to class action litigation with respect to our products. If we were unable to defend ourselves against certain product liability lawsuits, our success and ability to pay our debts may be adversely affected. We are party to various pending product liability legal actions arising in the ordinary operation of our business. Our liability insurance may not be adequate for our needs, and we may not be fully insured against any particular lawsuit which may adversely affect us.

         -> WE MAY BE LIABLE FOR PENALTIES UNDER ENVIRONMENTAL LAWS, RULES AND REGULATIONS. THIS COULD NEGATIVELY AFFECT OUR SUCCESS AND OUR ABILITY TO PAY OUR DEBTS. Our operations are subject to many federal, state and local environmental laws, regulations and ordinances. Some of our operations require permits, that are subject to revocation, modification and renewal by governmental authorities. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunction or both. Compliance with them may require substantial capital expenditures or increase our operating expense. These costs and expenses may adversely affect our success and ability to pay our debts.

         -> THE INTERESTS OF OUR CONTROLLING STOCKHOLDERS MAY BE IN CONFLICT WITH INTERESTS OF THE HOLDERS OF OUR INDEBTEDNESS. THIS CONFLICT COULD RESULT IN CORPORATE DECISION MAKING THAT INVOLVES DISPROPORTIONATE RISKS TO THE HOLDERS OF OUR INDEBTEDNESS, INCLUDING OUR ABILITY TO SERVICE OUR DEBTS OR PAY THE PRINCIPAL AMOUNT OF INDEBTEDNESS WHEN DUE. Following the recapitalization and merger, BRS owns securities representing approximately 72.9% of the voting power of the outstanding common stock of O'Sullivan Holdings. By reason of their ownership, they control our affairs and policies. There may be circumstances where the interests of BRS and its affiliates could be in conflict with the interests of the holders of our indebtedness. For example, BRS and its affiliates may have an interest in pursuing transactions that, in their judgment, could enhance their equity investment, even though these transactions might involve risks to the holders of O'Sullivan's debt. See Item 10, "Directors and Executive Officers of the Registrant," and Item 12, "Security Ownership of Certain Beneficial Owners and Management," in Part III of this report.

         -> IF OUR KEY PERSONNEL WERE TO LEAVE OUR SUCCESS COULD BE NEGATIVELY AFFECTED AND OUR ABILITY TO SERVICE OUR DEBTS COULD BE ADVERSELY AFFECTED. Our continued success is dependent, to a certain extent, upon our ability to attract and retain qualified personnel in all areas of our business, including management positions and key sales positions, especially those positions servicing our major customers. If any of our key personnel were to leave, it might adversely affect our ability to service our debt. Members of the O'Sullivan family in particular have been instrumental in the development of our business and the implementation of our corporate strategy. We do not have employment agreements with any of our officers or key personnel located in the United States and we do not carry key person life insurance on any of our employees. We may not be able to keep existing personnel, including O'Sullivan family members, or be able to attract qualified new personnel. Our inability to do so could have a negative effect on us as we may be unable to efficiently and effectively run our business without these key personnel.

         -> FEDERAL AND STATE STATUTES ALLOW COURTS, UNDER SPECIFIC CIRCUMSTANCES, TO VOID GUARANTEES, SUBORDINATE CLAIMS IN RESPECT OF OUR INDEBTEDNESS AND REQUIRE HOLDERS OF OUR DEBT TO RETURN PAYMENTS RECEIVED FROM GUARANTORS. Under federal bankruptcy law and comparable provisions of state fraudulent transfer laws, courts may void guarantees or claims related to our indebtedness, or subordinate any guarantees to all of our other debts or all other debts of our guarantor if, among other things, at the time our guarantor incurred the indebtedness connected with its guarantee, we or the guarantor:

         o received less than reasonably equivalent value or fair consideration for the issuance of the guarantee; and

         o we were or the guarantor was insolvent or rendered insolvent by the incurrence; or

         o we were or the guarantor was engaged in a business or transaction for which our or the guarantor's remaining assets constituted unreasonably small capital; or

         o we or the guarantor intended to incur or believed that we or it would incur debts beyond our or its ability to pay these debts as they mature.

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

         The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied. Generally, a guarantor would be considered insolvent if:

         o the sum of its debts, including contingent liabilities, were greater than the fair saleable value of all of its assets; or

         o the present fair saleable value of its assets were less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they became absolute and mature; or

         o        it could not pay its debts as they became due.

         If a court were to disagree with our conclusions as to the legality of any subsidiary guarantees it could adversely affect the rights of holders of O'Sullivan Industries' indebtedness.

         -> WE MAY NOT HAVE THE ABILITY TO RAISE THE FUNDS NECESSARY TO FINANCE A CHANGE OF CONTROL OFFER REQUIRED BY OUR DEBT AGREEMENTS. Upon certain change of control events, we will be required to offer to repurchase all of the O'Sullivan Industries senior subordinated notes and the O'Sullivan Holdings note. If we do not have sufficient funds at the time of a change of control, we will not be able to make the required repurchase of these notes. This could be because of cash flow difficulties or because of restrictions in our senior credit facility and any future credit agreements that will not allow these repurchases.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Immediately following are the report of independent accountants, the consolidated balance sheets of O'Sullivan Industries, Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, cash flows and changes in stockholder's equity (deficit) for each of the three years in the period ended June 30, 2001, and the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of O'Sullivan Industries, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholder's equity (deficit) present fairly, in all material respects, the financial position of O'Sullivan Industries, Inc. and its subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





/s/ PricewaterhouseCoopers LLP

Kansas City, Missouri
August 28, 2001

                  O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
       (A wholly-owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)


                                                                                              June 30,
                                                                                    -----------------------------
                                       Assets                                           2001            2000
                                                                                    ------------     ------------
Current assets:
    Cash and cash equivalents                                                       $      7,060     $     11,867
    Trade receivables, net of allowance for doubtful accounts
        of $4,750 and $3,095, respectively                                                52,570           58,975
    Inventories, net                                                                      48,538           65,256
    Prepaid expenses and other current assets                                              8,820            6,432
                                                                                    ------------     ------------
           Total current assets                                                          116,988          142,530

Property, plant and equipment, net                                                        95,872           99,548
Other assets                                                                              11,912           13,935
Goodwill, net of accumulated amortization                                                 38,088           39,755
Receivable from parent                                                                       609              521
                                                                                    ------------     ------------
               Total assets                                                         $    263,469     $    296,289
                                                                                    ============     ============
                        Liabilities and Stockholder's Deficit
Current liabilities:
    Accounts payable                                                                $      8,534     $     15,399
    Current portion of long-term debt                                                      3,696            3,000
    Accrued liabilities                                                                   24,441           30,597
                                                                                    ------------     ------------
           Total current liabilities                                                      36,671           48,996

Long-term debt, less current portion                                                     222,386          235,708
Other liabilities                                                                          3,338            1,816
Deferred income taxes                                                                     15,624           17,626
                                                                                    ------------     ------------
               Total liabilities                                                         278,019          304,146

Commitments and contingent liabilities (Notes 3, 16, 17)

Stockholder's deficit:
    Common stock; $1.00 par value, 100 shares authorized, issued and outstanding              --               --
    Retained deficit                                                                     (14,214)          (7,843)
    Accumulated other comprehensive loss                                                    (336)             (14)
                                                                                    ------------     ------------
               Total stockholder's deficit                                               (14,550)          (7,857)
                                                                                    ------------     ------------
               Total liabilities and stockholder's deficit                          $    263,469     $    296,289
                                                                                    ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
       (A wholly-owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                                                                   For the year ended June 30,
                                                                     ----------------------------------------------
                                                                         2001             2000             1999
                                                                     ------------     ------------     ------------
Net sales                                                            $    375,670     $    423,425     $    379,632
Cost of sales                                                             269,720          298,387          267,630
                                                                     ------------     ------------     ------------

Gross profit                                                              105,950          125,038          112,002

Operating expenses:
    Selling, marketing and administrative                                  73,320           82,244           74,962
    Restructuring charge                                                   10,506               --               --
    Compensation expense associated with stock options                         --           10,627               --
    Loss on settlement of interest rate swap                                   --              408               --
                                                                     ------------     ------------     ------------
Total operating expenses                                                   83,826           93,279           74,962
                                                                     ------------     ------------     ------------

Operating income                                                           22,124           31,759           37,040
Other income (expense):
    Interest expense                                                      (32,254)         (18,226)          (3,110)
    Interest income                                                           474              781              266
                                                                     ------------     ------------     ------------

Income (loss) before income tax provision, extraordinary item and
    cumulative effect of accounting change                                 (9,656)          14,314           34,196
Income tax provision (benefit)                                             (3,380)           5,153           12,311
                                                                     ------------     ------------     ------------

Income (loss) before extraordinary item and cumulative effect of
    accounting change                                                      (6,276)           9,161           21,885
Extraordinary loss from early extinguishment of debt, net of
    income tax benefit of $171                                                 --             (305)              --
Cumulative effect of accounting change, net of income tax benefit
    of $53                                                                    (95)              --               --
                                                                     ------------     ------------     ------------

Net income (loss)                                                    $     (6,371)    $      8,856     $     21,885
                                                                     ============     ============     ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
       (A wholly-owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                       For the year ended June 30,
                                                                             ----------------------------------------------
                                                                                 2001             2000             1999
                                                                             ------------     ------------     ------------
Cash flows provided by operating activities:
   Net income (loss)                                                         $     (6,371)    $      8,856     $     21,885
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                              14,945           15,416           13,962
        Amortization of debt issuance costs                                         1,572              919               --
        Amortization of debt discount                                                 298              161               --
        Interest rate collar                                                        2,096               --               --
        Bad debt expense                                                            1,741            1,047              524
        Loss on disposal of assets                                                    230              117              223
        Impairment of long-lived assets to be sold                                  8,677               --               --
        Deferred income taxes                                                      (3,329)            (540)             481
        Employee option amortization                                                   --               --              749
        Deferred compensation                                                          --               --              160
        Accrual of special payment of options to purchase Series A junior
           preferred stock                                                            946              498               --
        Compensation expense associated with stock options                             --           10,627               --
Changes in current assets and liabilities:
   Trade receivables                                                                4,664            3,246           (2,244)
   Inventories                                                                     16,718           (9,122)          (9,407)
   Other assets                                                                    (1,398)          (1,132)              13
   Accounts payable, accrued liabilities and income taxes payable                 (15,773)          10,638           (1,274)
                                                                             ------------     ------------     ------------
Net cash provided by operating activities                                          25,016           40,731           25,072
                                                                             ------------     ------------     ------------
Cash flows used for investing activities:
   Capital expenditures                                                           (16,811)         (17,129)         (15,554)
                                                                             ------------     ------------     ------------
Cash flows provided (used) by financing activities:
   Proceeds from borrowings, including issuance of warrants                            --          233,546           10,000
   Repayment of borrowings                                                        (12,924)         (21,000)         (14,000)
   Dividend to parent                                                                  --         (186,827)              --
   Net repayment of revolver                                                           --               --           (4,000)
   Debt issuance costs                                                                 --          (12,640)              --
   Advances (repayment) on intercompany loans                                         (88)         (28,554)             412
                                                                             ------------     ------------     ------------
Net cash flows used for financing activities                                      (13,012)         (15,475)          (7,588)
                                                                             ------------     ------------     ------------
Net increase (decrease) in cash and cash equivalents                               (4,807)           8,127            1,930
Cash and cash equivalents, beginning of period                                     11,867            3,740            1,810
                                                                             ------------     ------------     ------------
Cash and cash equivalents, end of period                                     $      7,060     $     11,867     $      3,740
                                                                             ============     ============     ============
Supplemental cash flow information:
   Interest paid                                                             $     28,258     $     13,571     $      3,110
   Income taxes paid                                                         $        (17)    $      5,172     $     10,150
Non-cash financing activities:
   Capital expenditures included in accounts payable                         $      1,821     $        589     $      1,159



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
       (A wholly-owned subsidiary of O'Sullivan Industries Holdings, Inc.)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
                                 (in thousands)

                                                                               Accumulated      Total stock-
                                             Additional        Retained           other           holder's
                                               paid-in         earnings       comprehensive       equity        Comprehensive
                                               capital         (deficit)      income (loss)      (deficit)      income (loss)
                                            ------------     ------------     ------------     ------------     ------------


Balance, June 30, 1998                      $     66,944     $     68,317     $        (36)    $    135,225
    Net income                                                     21,885                            21,885     $     21,885
    Other comprehensive loss                                                            (7)              (7)              (7)
                                            ------------     ------------     ------------     ------------     ------------
Balance, June 30, 1999                      $     66,944     $     90,202     $        (43)    $    157,103     $     21,878
                                                                                                                ============
    Net income                                                      8,856                             8,856     $      8,856
    Other comprehensive income                                                          29               29               29
    Compensation expense associated with
        stock options                             12,982                                             12,982
    Dividends to parent                          (79,926)        (106,901)                         (186,827)
                                            ------------     ------------     ------------     ------------     ------------
Balance, June 30, 2000                      $         --     $     (7,843)    $        (14)    $     (7,857)    $      8,885
                                                                                                                ============
    Net loss                                                       (6,371)                           (6,371)    $     (6,371)
    Other comprehensive loss                                                          (322)            (322)            (322)
                                            ------------     ------------     ------------     ------------     ------------
Balance, June 30, 2001                      $         --     $    (14,214)    $       (336)    $    (14,550)    $     (6,693)
                                            ============     ============     ============     ============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           O'SULLIVAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL INFORMATION.

         O'Sullivan Industries, Inc. ("O'Sullivan"), a wholly owned subsidiary of O'Sullivan Industries Holdings, Inc. ("O'Sullivan Holdings") and a Delaware corporation, is a domestic producer of ready-to-assemble ("RTA") furniture. O'Sullivan's RTA furniture includes desks, computer tables, cabinets, home entertainment centers, audio equipment racks, microwave oven carts and a wide variety of other RTA furniture for use in the home, office and home office. The products are distributed primarily through office superstores, discount mass merchants, mass merchants, home centers, electronics retailers, furniture stores and internationally. O'Sullivan is the sole owner of O'Sullivan Industries - Virginia, Inc. ("O'Sullivan Industries - Virginia").

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

         Business and Credit Risk Concentrations: The largest five customer accounts receivable balances accounted for approximately 59% and 68% of the trade receivable balance at June 30, 2001 and 2000, respectively. Credit is extended to customers based on evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer's financial condition. Therefore, O'Sullivan would be exposed to a large loss if one of its major customers were not able to fulfill its financial obligations. From time to time, O'Sullivan maintains certain limited credit insurance which may help reduce, but not eliminate, exposure to potential credit losses. In addition, O'Sullivan monitors its exposure for credit losses and maintains allowances for anticipated losses.

         Revenues: Revenue is recognized at the date title to product passes to customers. Provisions for discounts, rebates to customers, returns and other adjustments are provided for in the same period the related sales are recorded.

         Shipping and Handling: O'Sullivan reports amounts billed to customers as revenue, the cost of warehousing operations in cost of sales and freight out costs as part of selling, marketing and administrative expenses. Freight out costs included in selling, marketing and administrative expenses in fiscal 2001, 2000 and 1999 were approximately $11.6 million, $17.1 million and $16.4 million, respectively.

         Inventories: Inventories are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market. Provision for potentially obsolete or slow-moving inventory is made based on management's analysis of inventory levels and future sales forecasts.

         Property, Plant and Equipment: Depreciation and amortization of property, plant and equipment is calculated using the straight-line method, which amortizes the cost of the assets over their estimated useful lives. The ranges of estimated useful lives are: buildings--30 to 40 years; machinery and equipment--3 to 10 years;

leasehold improvements--the lesser of the life of the lease or asset. Maintenance and repairs are charged to expense as incurred. Renewals and betterments which materially prolong the useful lives of the assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the accounts, and gains or losses on disposal are recognized in the statement of operations.

         Amortization of Excess Purchase Price Over Net Tangible Assets of Businesses Acquired: Cost in excess of net assets acquired is amortized over a 40-year period using the straight-line method. Accumulated amortization at June 30, 2001 and 2000 approximated $29,753,000 and $28,086,000, respectively.

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

         Advertising Costs: Advertising costs are expensed the first time the advertising takes place. Cooperative advertising costs are accrued and expensed when the related revenues are recognized. Advertising expense for fiscal 2001, 2000 and 1999 was $25,384,000, $25,032,000 and $21,147,000, respectively.

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

         Significant Fourth Quarter Adjustments: During the fourth quarter of fiscal 2001, O'Sullivan recorded bad debt expense of $1.5 million associated with the August 20, 2001 bankruptcy filing of Ames Department Stores, Inc.

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

         Comprehensive Income: Other comprehensive income consists of foreign currency translation adjustments. The tax benefit (expense) related to other comprehensive income (loss) approximated $113,000, $(10,000) and $4,000 for the years ended June 30, 2001, 2000 and 1999 respectively.

         Reclassifications: Certain items in the prior years' financial statements have been reclassified to conform with the current year's presentation.

NOTE 3 - RESTRUCTURING CHARGE

         On November 17, 2000, O'Sullivan announced a restructuring plan and recorded $10.5 million of related expense in the second quarter of fiscal 2001. The slowdown in sales during the first half of fiscal year 2001 caused O'Sullivan to reassess its business plan, specifically expenses and available production capacity. Accordingly, the Utah facility was closed in January 2001.

         O'Sullivan is actively attempting to sell the Utah land, building and excess equipment as soon as practicable. Certain equipment is being relocated to the Missouri and Virginia plants. Fixed assets with a net book value of $20.3 million were written down to estimated fair value, resulting in an impairment charge of approximately $8.7 million. The impairment charge is reflected in accumulated depreciation on the accompanying consolidated balance sheet. The fair value is an estimate, and the impairment may be adjusted in the future.

         O'Sullivan also recognized a $495,000 expense for separation of approximately 325 management and non-management employees at the Utah facility as well as exit costs of approximately $527,000 for increased workers' compensation claims, real and personal property taxes and security expenses applicable to the Utah closure.

         O'Sullivan reduced the administrative and support staff in the Lamar, Missouri headquarters through voluntary and involuntary terminations. About 40 employees received termination packages totaling approximately $807,000. The total restructuring charge of $10.5 million is included as a separate line item on the accompanying consolidated statement of operations.

         The components of the restructuring charge and an analysis of the amounts charged against the accrual are outlined below:


                                        Restruct-
                                          uring          Charges
                                         Accrual         through         Balance
                                        12/31/00         6/30/01         6/30/01
                                      ------------    ------------    ------------
                                                     (in thousands)
Employee termination benefits (1)     $      1,302    $        915    $        387
Other Utah facility exit costs (1)             527             282             245
                                      ------------    ------------    ------------
Total                                 $      1,829    $      1,197    $        632
                                      ============    ============    ============

                  (1) Included in accrued liabilities in the accompanying consolidated balance sheet.

         Accumulated depreciation was increased $8.7 million to record asset impairments. The remainder of the restructuring charge is expected to be paid in the first half of fiscal 2002.

NOTE 4 - LEVERAGED RECAPITALIZATION.

         On November 30, 1999, O'Sullivan Holdings completed a recapitalization and merger through which the outstanding stock of O'Sullivan Holdings was purchased by an investment firm, Bruckmann, Rosser, Sherrill & Co. II, LLC ("BRS"), certain directors and members of O'Sullivan's senior management. The leveraged recapitalization required approximately $357 million to complete the merger and pay related fees and expenses. Approximately $264 million was funded with debt proceeds.

         O'Sullivan incurred approximately $10.6 million in compensation expense associated with stock options as part of the merger. Of this amount, $6.0 million was exchanged for options to purchase shares of O'Sullivan Holdings Series A junior preferred stock, $5.9 million in cash was paid and $1.1 million in liquidation value of O'Sullivan Holdings senior preferred stock was distributed to the option holders. O'Sullivan had previously incurred approximately $2.3 million in compensation expense for the options prior to the merger. The compensation expense relating to the options has been included as a separate line item in the accompanying consolidated statement of operations.

         At the time of the merger, O'Sullivan repaid private placement notes held with a principal amount of $16.0 million for $16.5 million. The $476,000 prepayment fee has been recognized as a $305,000 extraordinary loss, net of related tax benefit.

NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS.

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

         As required under the new senior credit facility, O'Sullivan hedged one-half of its term loans with an initial notational amount of $67.5 million with a three-year, costless interest rate collar. The collar, which expires in March 2003, is based on three-month LIBOR and has a floor of 6.43% and a ceiling of 8.75%. To terminate this contract at June 30, 2001, O'Sullivan would have been required to pay the counter-party approximately $2.1 million. This amount has been recorded as interest expense in results of operations and in other liabilities in the accompanying consolidated balance sheet.

NOTE 6 - NEW ACCOUNTING STANDARDS.

         In May 2000, the Emerging Issues Task Force ("EITF"), a subcommittee of the Financial Accounting Standards Board ("FASB"), issued EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs. EITF 00-10 requires that amounts billed to customers related to shipping and handling costs be classified as revenue. Historically, O'Sullivan has reported amounts billed to customers as revenue, has included the cost of warehousing operations in cost of sales and freight out costs as part of selling, marketing and administrative expenses. O'Sullivan will continue this practice and disclose freight out costs in the notes to the financial statements, as permitted by EITF 00-10.

         In April 2001, the EITF reached a consensus on EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. This issue addresses the income statement classification of slotting fees, cooperative advertising arrangement and buydowns. The consensus will require that certain customer promotional payments that are currently classified as selling expenses be classified as a reduction of revenue. Although the impact of EITF 00-25 on the consolidated financial statements is still being evaluated, its adoption will result in a significant reclassification between net sales and selling, marketing and administrative expense. EITF 00-25 will become effective for financial periods beginning after December 15, 2001, but its adoption by O'Sullivan will have no impact on operating income or net income
(loss). O'Sullivan will adopt EITF 00-25 no later than March 31, 2002, as required.

         The FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, on June 30, 2001. SFAS 142 is generally effective for fiscal years beginning after December 15, 2001, although early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. O'Sullivan will adopt SFAS 142 on July 1, 2001, the beginning of its 2002 fiscal year. With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be assessed regularly for impairment by applying a fair-value-based test. O'Sullivan does not anticipate recognizing any impairment of goodwill upon adoption. O'Sullivan will discontinue amortizing approximately $1.7 million of goodwill per year upon adoption.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This pronouncement, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. O'Sullivan is currently determining what impact, if any, this pronouncement will have on its consolidated financial statements.

NOTE 7 - INVENTORY.

Inventory consists of the following:

                                      June 30,
                         ----------------------------------
                             2001                  2000
                         ------------          ------------
                                   (in thousands)
Finished goods           $     35,798          $     47,350
Work in process                 4,256                 6,258
Raw materials                   8,484                11,648
                         ------------          ------------
                         $     48,538          $     65,256
                         ============          ============

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT.

Property, plant, and equipment consist of the following:

                                                     June 30,
                                        -----------------------------------
                                            2001                  2000
                                        ------------           ------------
                                                 (in thousands)
Land                                    $      1,034           $      1,034
Buildings and improvements                    49,557                 43,219
Machinery and equipment                      129,125                118,778
Construction in progress                       5,596                  9,395
                                        ------------           ------------
                                             185,312                172,426
Less: accumulated depreciation               (89,440)               (72,878)
                                        ------------           ------------
                                        $     95,872           $     99,548
                                        ============           ============

         Depreciation expense was $12,814,000, $13,578,000 and $12,295,000 for fiscal 2001, 2000 and 1999, respectively, of which $10,563,000, $11,098,000 and
$9,912,000 respectively, was included in cost of sales.

NOTE 9 - ACCRUED LIABILITIES.

Accrued liabilities consist of the following:


                                                   June 30,
                                       ----------------------------------
                                           2001                  2000
                                       ------------          ------------
                                                 (in thousands)
Accrued employee compensation          $      6,871          $     11,997
Accrued advertising                          10,285                12,462
Accrued interest                              3,677                 3,719
Other current liabilities                     3,608                 2,419
                                       ------------          ------------
                                       $     24,441          $     30,597
                                       ============          ============

NOTE 10 - LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS.


         Long-term debt consisted of the following:

                                                                 June 30,
                                                   -----------------------------------
                                                       2001                   2000
                                                   ------------           ------------
                                                            (in thousands)

Senior term notes, tranche A                       $     29,107           $     34,000
Senior term notes, tranche B                             91,968                100,000
Industrial revenue bonds                                 10,000                 10,000
Senior subordinated notes                                95,007                 94,708
                                                   ------------           ------------
Total debt                                              226,082                238,708
Less current portion of senior term notes                (3,696)                (3,000)
                                                   ------------           ------------
Total long-term debt                               $    222,386           $    235,708
                                                   ============           ============

         Total debt, including the discount of $5.0 million on the senior subordinated notes, matures as follows (in thousands):


2002                                   $       3,700
2003                                           5,500
2004                                          10,200
2005                                          12,000
2006                                          32,400
Thereafter                                   167,276
                                       -------------
                                       $     231,076
                                       =============

         SENIOR SECURED CREDIT FACILITY. O'Sullivan is the obligor under a senior secured credit facility totaling $175.0 million. O'Sullivan entered into an agreement for the senior secured credit facility on November 30, 1999. The senior secured credit facility consisted of the following:

         -> Senior term note, tranche A - $35.0 million term loan facility payable in 23 quarterly installments beginning March 31, 2000. The outstanding balance has been reduced to $26.3 million.

         -> Senior term note, tranche B - $100.0 million term loan facility payable in 26 quarterly installments beginning March 31, 2001. The balance of these loans has been reduced to $91.0 million.

         -> Revolving credit facility - $40.0 million revolving credit facility due November 30, 2005, which includes a $15.0 million letter of credit subfacility and a $5.0 million swing line subfacility. At June 30, 2001, O'Sullivan had no borrowings outstanding on the credit facility and approximately $13.3 million of letters of credit outstanding.

         O'Sullivan's obligations under the senior secured facility are secured by first priority liens and security interests in the stock of O'Sullivan and O'Sullivan Industries - Virginia and substantially all of the assets of O'Sullivan and O'Sullivan Industries - Virginia.

         At O'Sullivan's option, borrowings under the senior secured credit facility accrue interest at the varying rates based on (a) a Eurodollar rate plus an applicable margin or (b) an applicable margin plus the highest of a bank's prime rate, the federal funds effective rate plus 0.5% or three-month certificates of deposit secondary market rates as adjusted for statutory reserves plus 1.0%. The applicable margins vary based upon O'Sullivan's ' leverage ratio. The applicable margins for the $100.0 million term loan are 4.0% for Eurodollar loans and 3.0%, for base rate loans, which may be reduced by 25 basis points if O'Sullivan reduces its consolidated leverage ratio to 4.5:1 or below. O'Sullivan also pays a quarterly fee equal to 0.5% per annum of the unused commitment under the senior secured credit facility. On June 30, 2001, the interest rate for Tranche A notes was 7.6%. The interest rate for Tranche B notes was 8.1%. See also Note 5.

         The senior credit facility and notes are subject to certain financial and operational covenants and other restrictions, including among others, a requirement to maintain certain financial ratios and restrictions on O'Sullivan's ability to make capital expenditures, sell assets, sell securities, engage in acquisitions and incur additional indebtedness. In addition, the agreements effectively prohibit the payment of dividends on O'Sullivan Holdings stock.

         The senior credit facility was amended as of January 30, 2001. The primary changes to the credit facility were to the covenants for minimum consolidated EBITDA, consolidated leverage ratios, consolidated interest coverage ratio and the consolidated fixed charge coverage ratio. The amended covenants are less restrictive than those in the original credit facility. The amendment also required a $10.0 million repayment of the term loans on or before June 30, 2001. The prepayment was completed on May 1, 2001.

         The restriction on the incurrence of additional indebtedness in the senior credit facility limited O'Sullivan's ability to incur additional debt to approximately $15.4 million on June 30, 2001. In addition, about $1.7 million of the line of credit can be used for letters of credit.

         At June 30, 2001, O'Sullivan was in compliance with all debt covenants.

         INDUSTRIAL REVENUE BONDS. O'Sullivan Industries - Virginia was obligor on $10.0 million of 8.25% industrial revenue bonds ("IRB's") that were to mature on October 1, 2008. On October 1, 1998, O'Sullivan Industries - Virginia refinanced these bonds with new, ten year variable rate IRB's. The $300,000 premium on the early retirement of the bonds was recognized as a loss in the second quarter of 1999 and is included in interest expense in the accompanying consolidated statement of operations. Interest on the IRB's is paid monthly. The loan is secured by a $10.2 million standby letter of credit under the senior credit facility.

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

         SENIOR SUBORDINATED NOTES. The senior subordinated notes issued by O'Sullivan totaling $100.0 million bear interest at the rate of 13.375% per annum and are due in 2009. The notes were sold at 98.046% of their face value. Interest is payable semiannually on April 15 and October 15. The senior subordinated notes contain various covenants including restrictions on additional indebtedness based on EBITDA coverage. In connection with these notes, O'Sullivan Holdings issued warrants to purchase 93,273 shares of O'Sullivan Holdings common stock at an exercise price of $0.01 per share and 39,273 shares of O'Sullivan Holdings Series B junior preferred stock at an exercise price of $0.01 per share. The warrants were immediately exercisable and were recorded at their fair value of $3.5 million. The notes were recorded net of discount, which consists of $2.0 million of original issue discount and $3.5 million of the original proceeds allocated to the estimated fair value of the warrants and which have been classified as paid-in capital in the accompanying consolidated balance sheet.

         The original issue discount and the warrants are amortized over the life of the notes using the effective interest rate method. Of this amount, $1.0 million was paid to BRS.

         REPAYMENT OF PRIVATE PLACEMENT NOTES. O'Sullivan repaid private placement notes held with a principal amount of $16.0 million for $16.5 million on November 30, 1999. The $476,000 prepayment fee has been recognized as a $305,000 extraordinary loss, net of the related tax benefit.

NOTE 11 - INCOME TAXES.

The income tax provision consists of the following:

                                     For the year ended June 30,
                     ----------------------------------------------------------
                         2001                   2000                    1999
                     ------------           ------------           ------------
Current:                                   (in thousands)
    Federal          $        (68)          $      5,614           $     11,282
    State                      17                     79                    548
                     ------------           ------------           ------------
                              (51)                 5,693                 11,830
Deferred                   (3,329)                  (540)                   481
                     ------------           ------------           ------------
                     $     (3,380)          $      5,153           $     12,311
                     ============           ============           ============

The following table reconciles O'Sullivan's federal corporate statutory rate and its effective income tax rate:


                                                                     For the year ended June 30,
                                                    ------------------------------------------------------------
                                                        2001                    2000                    1999
                                                    ------------            ------------            ------------
Statutory rate                                              35.0%                   35.0%                   35.0%
State income taxes, net of federal benefit                  (1.6)                    0.6                     1.6
Goodwill amortization                                        2.5                     2.2                     1.1
Other, net                                                  (0.9)                   (1.8)                   (1.7)
                                                    ------------            ------------            ------------
Effective tax rate                                          35.0%                   36.0%                   36.0%
                                                    ============            ============            ============

Deferred tax assets and liabilities consist of the following:

                                                                                  June 30,
                                                                           ----------------------
                                                                             2001          2000
                                                                           --------      --------
                                                                               (in thousands)
Deferred tax assets:
Allowance for doubtful accounts                                            $  1,757      $  1,145
Insurance liabilities                                                           564           613
Accrued compensation                                                          3,149         2,827
Inventories                                                                     286            --
Other                                                                           240           297
                                                                           --------      --------
   Total deferred tax assets                                                  5,996         4,882
                                                                           --------      --------

Deferred tax liabilities:
Depreciation and amortization                                               (14,808)      (17,721)
Other                                                                        (1,476)         (584)
                                                                           --------      --------
   Total deferred tax liabilities                                           (16,284)      (18,305)
                                                                           --------      --------
      Net deferred tax liability                                           $(10,288)     $(13,423)
                                                                           ========      ========
Reported as:
Current assets (included in prepaid expenses and other current assets)     $  5,336      $  4,203
Noncurrent liabilities-deferred income taxes                                (15,624)      (17,626)
                                                                           --------      --------
      Net deferred tax liability                                           $(10,288)     $(13,423)
                                                                           ========      ========

         SFAS 109 provides that the allocation of current and deferred tax expense to each member of a consolidated group should be made on a systematic, rational method. The tax provision and the deferred tax assets/liabilities presented in the accompanying consolidated financial statements have been determined on a stand-alone basis as allowed pursuant to SFAS 109.

         In connection with the 1994 initial public offering of O'Sullivan Holdings' common stock, RadioShack Corporation, TE Electronics Inc. and O'Sullivan Holdings entered into a Tax Sharing and Tax Benefit Reimbursement Agreement. Pursuant to the tax agreement, RadioShack is primarily responsible for all U.S. federal income taxes, state income taxes and foreign income taxes with respect to O'Sullivan Holdings for all periods ending on or prior to the date of consummation of the offering and for audit adjustments to such federal income and foreign income taxes. O'Sullivan Holdings is responsible for all other taxes owing with respect to O'Sullivan, including audit adjustments to state and local income and for franchise taxes.

         O'Sullivan and RadioShack made an election under Sections 338(g) and 338(h)(10) of the Internal Revenue Code with the effect that the tax basis of O'Sullivan's assets was increased to the deemed purchase price of the assets. An amount equal to such increase was included in income in the consolidated federal income tax return filed by RadioShack. This additional tax basis results in increased income tax deductions and, accordingly, reduced income taxes payable by O'Sullivan Holdings. Pursuant to the tax agreement, O'Sullivan Holdings pays RadioShack nearly all of the federal tax benefit expected to be realized with respect to such additional basis. Amounts payable to RadioShack pursuant to the tax agreement are recorded as current federal income tax expense in the accompanying consolidated statements of operations. Income tax expense thus approximates the amount which would be recognized by O'Sullivan Holdings in the absence of the tax agreement. Although the amount of the payment required to be made in a particular year under the tax agreement may differ somewhat from the difference in that tax year between O'Sullivan Holdings' actual taxes and the taxes that O'Sullivan Holdings would have owed had the increase in basis not occurred, the aggregate amount of payments required to be made by O'Sullivan Holdings to RadioShack over the life of the tax agreement will not differ materially from the difference over the life of the tax agreement between O'Sullivan Holdings' actual taxes and the amount of taxes that O'Sullivan Holdings would have owed had the increase in basis not occurred. Consequently, such payments should have no effect on O'Sullivan Holdings' earnings and should not have a material effect on its cash flow. The tax agreement provides for adjustments to the amount of tax benefit payable in the event of certain material transactions, such as a business combination or significant disposition of assets. During fiscal 2001, 2000 and

1999, $0, $4.3 million and $9.7 million, respectively, were paid to RadioShack pursuant to this agreement. See note 17.

NOTE 12 - STOCK OPTIONS.

         In connection with the recapitalization and merger of O'Sullivan Holdings, all outstanding options issued by O'Sullivan Holdings were either converted into options to purchase shares of O'Sullivan Holdings Series A junior preferred stock or exchanged for shares of its O'Sullivan Holdings senior preferred stock and a cash payment equal to the difference between $16.75 and the exercise price of the option times the number of option shares. As a result, all of the outstanding options under O'Sullivan Holdings' Amended and Restated 1994 Incentive Stock Plan were converted or exchanged. In fiscal 2000, O'Sullivan recognized compensation expense of $10.6 million in connection with the conversion and exchange of the stock options, which has been shown as a separate line item on the accompanying consolidated statement of operations.

         In January 2000, O'Sullivan Holdings adopted its 2000 Common Stock Option Plan. Pursuant to this plan, O'Sullivan Holdings may issue up to 81,818 shares of its common stock to employees of O'Sullivan. The exercise price for shares issued under the plan is equal to the fair market value on the date of grant. Options issued pursuant to the plan will vest in five annual installments if certain performance targets are met; otherwise, the options will vest in seven years from their date of grant or one day prior to their expiration. On June 19, 2000, the compensation committee granted options to purchase 75,800 shares of common stock at an exercise price of $1.90 per share, which was the estimated fair value of the underlying common stock at the date of grant. The expiration date of these options is November 30, 2009. Twenty percent of these options were exercisable at June 30, 2001.

                   Summary of Common Stock Option Transactions
                          (share amounts in thousands)

                                          June 30, 2001                June 30, 2000                 June 30, 1999
                                     ----------------------       -----------------------       -----------------------
                                                  Weighted                      Weighted                      Weighted
                                                   Average                       Average                       Average
                                                  Exercise                      Exercise                      Exercise
                                      Shares        Price          Shares         Price          Shares         Price
                                     --------     ---------       --------      ---------       --------      ---------
Outstanding at beginning of year           76     $    1.90          1,593      $    9.84          1,544      $    9.77
Grants                                      1          1.90             86           3.50             91          10.60
Exercised                                  --                          (42)          8.68            (14)          7.23
Converted into Series A junior
  preferred stock options                  --                         (828)         10.97             --
Extinguished and exchanged for
  senior preferred stock and cash          --                         (725)          8.66             --
Canceled                                   (1)         1.90             (8)         12.94            (28)         10.00
                                     --------                     --------                      --------
Outstanding at end of year                 76          1.90             76           1.90          1,593           9.84
                                     ========                     ========                      ========
Exercisable at end of year                 15          1.90             --                           928           8.82
                                     ========                     ========                      ========
Weighted average fair value of
   options granted during the year                $    0.43                     $    0.53                     $    5.38
                                                  =========                     =========                     =========

         In the merger, O'Sullivan Holdings issued options to purchase 60,318.67 shares of its Series A junior preferred stock, par value $0.01 per share, in exchange for certain options held by management participants in the buyout. All of these options are currently vested and exercisable and expire on December 31, 2025. The agreements for the options to purchase O'Sullivan Holdings Series A junior preferred stock provide for a special accrual at the rate of 14% per annum on the difference between the liquidation value of the stock ($150.00 per share) and the exercise price of the option ($50.00 per share). The special accrual accrues at the same time and in the same manner as would dividends on issued and outstanding shares of O'Sullivan Holdings Series A junior preferred stock. No amount is payable until the exercise of the option, and payment is further subject to the terms of any debt agreement of O'Sullivan Holdings or O'Sullivan. When made, payment of the special accrual may be made in cash or by a reduction in the exercise price for the option. The special accrual approximated $946,000 and $498,000 for fiscal 2001 and fiscal 2000, respectively, and is included in selling, marketing and administrative expense in the accompanying consolidated statement of operations.

         O'Sullivan has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for options granted except as mentioned above. Had compensation cost for O'Sullivan Holdings stock option plans been determined based on the fair value at the grant date for awards in fiscal 2001, 2000 and 1999 in accordance with the provisions of SFAS 123, O'Sullivan's net income (loss) would have been adjusted to the pro forma amounts indicated below (in thousands):

                                                   Year Ended June 30,
                                             ---------------------------------
                                               2001         2000        1999
                                             --------     --------    --------
Net income (loss)
As reported                                  $ (6,731)    $  8,856    $ 21,885
Pro forma                                      (6,735)      14,377      19,825

         The fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model based upon the following weighted average assumptions:

                                             2001          2000          1999
                                           --------      --------      --------
Risk-free interest rate                        5.09%         6.24%         5.10%
Dividend yield                                 None          None          None
Volatility factor                               0.1%          5.5%        42.57%
Weighted average expected life (years)          5.0           3.6           6.0

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period.

NOTE 13 - EMPLOYEE BENEFIT PLANS.

         O'Sullivan Holdings maintains a stock purchase program that is available to most employees. The stock purchase program (the "SPP"), as amended, allows a maximum employee contribution of 5%, while O'Sullivan's matching contribution is 25%, 40% or 50% of the employee's contribution, depending on the length of the employee's participation in the program. Effective with the closing of the recapitalization and merger the program was amended to invest contributions in a broad-based mutual fund. The matching contributions to the stock purchase program were $673,000, $685,000 and $700,000 in fiscal years 2001, 2000 and 1999, respectively.

         O'Sullivan Holdings also has a Savings and Profit Sharing Plan in which most employees are eligible to participate. Under the savings or ss. 401(k) portion of the plan, employees may contribute from 1% to 15% of their compensation (subject to certain limitations imposed by the Internal Revenue
Code), and O'Sullivan makes matching contributions equal to 50% of the first 5% of eligible employee contributions. Under the profit sharing portion of the plan, O'Sullivan may contribute annually an amount determined by the O'Sullivan Holdings' Board of Directors. Employer matching contributions vest immediately, while profit sharing contributions vest 100% when the employee has five years of service with O'Sullivan. For fiscal 2001, 2000 and 1999, O'Sullivan accrued approximately $0, $2.5 million and $2.5 million, respectively, for the profit sharing portion of the plan. The matching contributions to the savings portion of the plan were $600,000, $750,000 and $800,000 in fiscal year 2001, 2000 and
1999, respectively.

         Effective July 1, 1997, O'Sullivan Holdings implemented its Deferred Compensation Plan. This plan is available to employees of O'Sullivan deemed to be "highly compensated employees" pursuant to the Internal Revenue Code. O'Sullivan makes certain matching and profit sharing accruals to the accounts of participants. All amounts deferred or accrued under the terms of the plan represent unsecured obligations of O'Sullivan Holdings to the participants. Matching and profit sharing accruals under this plan were not material in fiscal 2001, 2000 or 1999.

NOTE 14 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         As discussed in Note 10, in November 1999 O'Sullivan issued $100 million of 13.375% Senior Subordinated Notes due 2009. These notes were unsecured obligations of O'Sullivan; however, they were guaranteed on an unsecured basis by O'Sullivan Industries - Virginia. In fiscal 2000, O'Sullivan exchanged the notes issued in November 1999 for notes with substantially identical terms and associated guarantees. The exchange notes have been registered under the Securities Act of 1933, as amended.

         Also as discussed in Note 10, O'Sullivan is the obligor under a senior secured credit facility totaling $175 million. This facility is secured by substantially all the assets of O'Sullivan and its guarantor subsidiary O'Sullivan Industries - Virginia. The credit facility is also guaranteed by O'Sullivan Holdings, O'Sullivan's parent. Security for the credit facility includes first priority liens and security interests in the stock of O'Sullivan and O'Sullivan Industries - Virginia.

         The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC rules and regulations. This information is not intended to present the financial position, results of operations and cash flows of the individual companies in accordance with generally accepted accounting principles.

         CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                                                           June 30, 2001 (dollars in thousands)
                                             -----------------------------------------------------------------
                                                                O'Sullivan        Consoli-
                                              O'Sullivan       Industries -        dating
                                              Industries         Virginia        Adjustments      Consolidated
                                             ------------      ------------      ------------     ------------
Net sales                                    $    271,397      $    104,273      $         --     $    375,670
Cost of sales                                     190,870            78,850                --          269,720
                                             ------------      ------------      ------------     ------------

Gross profit                                       80,527            25,423                --          105,950

Operating expenses:
    Selling marketing and administrative           58,112            15,208                --           73,320
    Restructuring charge                           10,506                --                --           10,506
                                             ------------      ------------      ------------     ------------
Total operating expenses                           68,618            15,208                --           83,826
                                             ------------      ------------      ------------     ------------

Operating income                                   11,909            10,215                --           22,124
Other income (expense):
    Interest expense                              (31,184)           (1,070)               --          (32,254)
    Interest income                                   474                --                --              474
                                             ------------      ------------      ------------     ------------

Income (loss) before income tax
    provision and cumulative effect of
    accounting change                             (18,801)            9,145                --           (9,656)
Income tax provision (benefit)                     (6,522)            3,142                --           (3,380)
                                             ------------      ------------      ------------     ------------

Income (loss) before cumulative effect
    of accounting change                          (12,279)            6,003                --           (6,276)
Cumulative effect of accounting
    change, net of income tax benefit
    of $53                                            (95)               --                --              (95)
                                             ------------      ------------      ------------     ------------

Net income (loss)                            $    (12,374)     $      6,003      $         --     $     (6,371)
                                             ============      ============      ============     ============

                                                                  June 30, 2000 (dollars in thousands)
                                                   -----------------------------------------------------------------
                                                                      O'Sullivan        Consoli-
                                                    O'Sullivan       Industries -        dating
                                                    Industries         Virginia        Adjustments      Consolidated
                                                   ------------      ------------      ------------     ------------
Net sales                                          $    332,133      $     91,292      $         --     $    423,425
Cost of sales                                           226,917            71,470                --          298,387
                                                   ------------      ------------      ------------     ------------

Gross profit                                            105,216            19,822                --          125,038

Operating expenses:
      Selling marketing and administrative               69,266            12,978                --           82,244
      Compensation expense associated with
           stock options                                 10,627                --                --           10,627
      Loss on settlement of interest rate swap               --               408                --              408
                                                   ------------      ------------      ------------     ------------
Total operating expenses                                 79,893            13,386                --           93,279
                                                   ------------      ------------      ------------     ------------

Operating income                                         25,323             6,436                --           31,759
Other income (expense):
      Interest expense                                  (17,478)             (748)               --          (18,226)
      Interest income                                       781                --                --              781
                                                   ------------      ------------      ------------     ------------

Income before income tax provision and
      extraordinary item                                  8,626             5,688                --           14,314
Income tax provision                                      3,115             2,038                --            5,153
                                                   ------------      ------------      ------------     ------------

Income before extraordinary item                          5,511             3,650                --            9,161
Extraordinary loss from early
      extinguishment of debt, net of income
      tax benefit of $171                                  (305)               --                --             (305)
                                                   ------------      ------------      ------------     ------------

Net income                                         $      5,206      $      3,650      $         --     $      8,856
                                                   ============      ============      ============     ============

                                                                 June 30, 1999 (dollars in thousands)
                                                   -----------------------------------------------------------------
                                                                      O'Sullivan        Consoli-
                                                    O'Sullivan       Industries -        dating
                                                    Industries         Virginia        Adjustments      Consolidated
                                                   ------------      ------------      ------------     ------------
Net sales                                          $    308,350      $     71,282      $         --     $    379,632
Cost of sales                                           210,460            57,170                --          267,630
                                                   ------------      ------------      ------------     ------------

Gross profit                                             97,890            14,112                --          112,002

Operating expenses:
    Selling marketing and administrative                 66,011             8,951                --           74,962
                                                   ------------      ------------      ------------     ------------

Operating income                                         31,879             5,161                --           37,040
Other income (expense):
    Interest expense                                     (2,139)             (971)               --           (3,110)
    Interest income                                         266                --                --              266
                                                   ------------      ------------      ------------     ------------

Income before income tax provision                       30,006             4,190                --           34,196
Income tax provision                                     10,803             1,508                --           12,311
                                                   ------------      ------------      ------------     ------------

Net income                                         $     19,203      $      2,682      $         --     $     21,885
                                                   ============      ============      ============     ============

          CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                  June 30, 2001 (dollars in thousands)
                                                   -----------------------------------------------------------------
                                                                      O'Sullivan       Consoli-
                                                    O'Sullivan       Industries -       dating
                                                    Industries         Virginia       Adjustments       Consolidated
                                                   ------------      ------------     ------------      ------------
ASSETS:
    Current assets                                 $    102,821      $     14,167     $         --      $    116,988
    Property, plant and equipment, net                   61,737            34,135               --            95,872
    Other assets                                         11,795               117               --            11,912
    Investment in subsidiary                             35,136                --          (35,136)               --
    Goodwill                                             38,088                --               --            38,088
    Receivable from parent                                  609             7,264           (7,264)              609
                                                   ------------      ------------     ------------      ------------
        Total assets                               $    250,186      $     55,683     $    (42,400)     $    263,469
                                                   ============      ============     ============      ============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
    Current liabilities                            $     29,118      $      7,553     $         --      $     36,671
    Long-term debt                                      212,386            10,000               --           222,386
    Payable to affiliates                                 7,264                --           (7,264)               --
    Other liabilities                                     3,338                --               --             3,338
    Deferred income taxes                                12,630             2,994               --            15,624
    Stockholder's equity (deficit)                      (14,550)           35,136          (35,136)          (14,550)
                                                   ------------      ------------     ------------      ------------
        Total liabilities and stockholder's
           equity (deficit)                        $    250,186      $     55,683     $    (42,400)     $    263,180
                                                   ============      ============     ============      ============

                                                                  June 30, 2000 (dollars in thousands)
                                                   -----------------------------------------------------------------
                                                                      O'Sullivan       Consoli-
                                                    O'Sullivan       Industries -       dating
                                                    Industries         Virginia       Adjustments       Consolidated
                                                   ------------      ------------     ------------      ------------
ASSETS:
    Current assets                                 $    126,129      $     16,401     $         --      $    142,530
    Property, plant and equipment, net                   72,276            27,272               --            99,548
    Other assets                                         13,801               134               --            13,935
    Investment in subsidiary                             29,134                --          (29,134)               --
    Goodwill                                             39,755                --               --            39,755
    Receivable from parent                                  521             2,681           (2,681)              521
                                                   ------------      ------------     ------------      ------------
        Total assets                               $    281,616      $     46,488     $    (31,815)     $    296,289
                                                   ============      ============     ============      ============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
    Current liabilities                            $     44,073      $      4,923     $         --      $     48,996
    Long-term debt                                      225,708            10,000               --           235,708
    Payable to affiliates                                 2,681                --           (2,681)               --
    Other liabilities                                     1,816                --               --             1,816
    Deferred income taxes                                15,195             2,431               --            17,626
    Stockholder's equity (deficit)                       (7,857)           29,134          (29,134)           (7,857)
                                                   ------------      ------------     ------------      ------------
        Total liabilities and stockholder's
            equity (deficit)                       $    281,616      $     46,488     $    (31,815)     $    296,289
                                                   ============      ============     ============      ============

          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                  June 30, 2001 (dollars in thousands)
                                                   -----------------------------------------------------------------
                                                                      O'Sullivan       Consoli-
                                                    O'Sullivan       Industries -       dating
                                                    Industries         Virginia       Adjustments       Consolidated
                                                   ------------      ------------     ------------      ------------
Net cash flows provided by operating
      activities:                                  $     10,012      $     15,004     $         --      $     25,016
                                                   ------------      ------------     ------------      ------------
Investing activities:
      Capital expenditures                               (6,390)          (10,421)              --           (16,811)
      Repayment of loans to affiliates                    4,583                --           (4,583)               --
                                                   ------------      ------------     ------------      ------------
           Net                                           (1,807)          (10,421)          (4,583)          (16,811)
                                                   ------------      ------------     ------------      ------------

Financing activities:
      Repayment of loans from affiliates                    (88)           (4,583)           4,583               (88)
      Repayment of borrowings                           (12,924)               --               --           (12,924)
                                                   ------------      ------------     ------------      ------------
           Net                                          (13,012)           (4,583)           4,583           (13,012)
                                                   ------------      ------------     ------------      ------------

Cash and cash equivalents:
      Net decrease in cash and cash
           equivalents                                   (4,807)               --               --            (4,807)
      Cash and cash equivalents, beginning of
           period                                        11,863                 4               --            11,867
                                                   ------------      ------------     ------------      ------------
Cash and cash equivalents, end of period           $      7,056      $          4     $         --      $      7,060
                                                   ============      ============     ============      ============

                                                             June 30, 2000 (dollars in thousands)
                                              ------------------------------------------------------------------
                                                                 O'Sullivan        Consoli-
                                               O'Sullivan       Industries -        dating
                                               Industries         Virginia        Adjustments       Consolidated
                                              ------------      ------------      ------------      ------------
Net cash flows provided by operating
      activities:                             $     34,002      $      6,729      $         --      $     40,731
                                              ------------      ------------      ------------      ------------
Investing activities:
      Capital expenditures                         (13,534)           (3,595)               --           (17,129)
      Repayment of loans to affiliates               3,134                --            (3,134)               --
                                              ------------      ------------      ------------      ------------
           Net                                     (10,400)           (3,595)           (3,134)          (17,129)
                                              ------------      ------------      ------------      ------------

Financing activities:
      Repayment of loans from affiliates           (28,554)           (3,134)            3,134           (28,554)
      Proceeds from borrowings,
           including issuance of warrants          233,546                --                --           233,546
      Repayment of borrowings                      (21,000)               --                --           (21,000)
      Debt issuance costs                          (12,640)               --                --           (12,640)
      Dividend to parent                          (186,827)               --                --          (186,827)
                                              ------------      ------------      ------------      ------------
           Net                                     (15,475)           (3,134)            3,134           (15,475)
                                              ------------      ------------      ------------      ------------

Cash and cash equivalents:
      Net increase in cash and cash
           equivalents                               8,127                --                --             8,127
      Cash and cash equivalents,
           beginning of period                       3,736                 4                --             3,740
                                              ------------      ------------      ------------      ------------
Cash and cash equivalents, end of
      period                                  $     11,863      $          4      $         --      $     11,867
                                              ============      ============      ============      ============

                                                                June 30, 1999 (dollars in thousands)
                                                 ------------------------------------------------------------------
                                                                   O'Sullivan         Consoli-
                                                  O'Sullivan      Industries -         dating
                                                  Industries        Virginia         Adjustments       Consolidated
                                                 ------------      ------------      ------------      ------------
Net cash flows provided by operating
      activities:                                $     21,493      $      3,579      $         --      $     25,072
                                                 ------------      ------------      ------------      ------------
Investing activities:
      Capital expenditures                             (7,078)           (8,476)               --           (15,554)
      Investments in and loans to affiliates           (4,897)               --             4,897                --
                                                 ------------      ------------      ------------      ------------
           Net                                        (11,975)           (8,476)            4,897           (15,554)
                                                 ------------      ------------      ------------      ------------

Financing activities:
      Proceeds from loans from affiliates                 412             4,897            (4,897)              412
      Proceeds from borrowings, including
           issuance of warrants                        10,000                --                --            10,000
      Repayment of borrowings                         (14,000)               --                --           (14,000)
      Net repayment of revolver                        (4,000)               --                --            (4,000)
                                                 ------------      ------------      ------------      ------------
           Net                                         (7,588)            4,897            (4,897)           (7,588)
                                                 ------------      ------------      ------------      ------------

Cash and cash equivalents:
      Net increase in cash and cash
           equivalents                                  1,930                --                --             1,930
      Cash and cash equivalents, beginning
           of period                                    1,806                 4                --             1,810
                                                 ------------      ------------      ------------      ------------
Cash and cash equivalents, end of period         $      3,736      $          4      $         --      $      3,740
                                                 ============      ============      ============      ============

NOTE 15 - TERMINATION PROTECTION AGREEMENTS.

         O'Sullivan Holdings has entered into Termination Protection Agreements with its officers. These Termination Protection Agreements, all of which are substantially similar, have initial terms of two years which automatically extend to successive one-year periods unless terminated by either party. If the employment of any of these officers is terminated, with certain exceptions, within 24 months following a change in control, the officers are entitled to receive certain cash payments, as well as the continuation of fringe benefits for a period of up to twelve months. Additionally, all benefits under the Savings and Profit Sharing Plan and the Deferred Compensation Plan vest, all restrictions on any outstanding incentive awards or shares of restricted common stock will lapse and such awards or shares will become fully vested, all outstanding stock options will become fully vested and immediately exercisable, and O'Sullivan Holdings will be required to purchase for cash, on demand made within 60 days following a change in control, any shares of unrestricted common stock and options for shares at the then current per-share fair market value. The agreements also provide one year of outplacement services for the officer and that, if the officer moves more than 20 miles from his primary residence in order to accept permanent employment within 36 months after leaving O'Sullivan Holdings, O'Sullivan Holdings will, upon request, repurchase the officer's primary residence at a price determined in accordance with the agreement.

         Under the Termination Protection Agreements, a "Change in Control" will be deemed to have occurred if either (i) any person or group acquires beneficial ownership of 15% of the voting securities of O'Sullivan Holdings; (ii) there is a change in the composition of a majority of the board of directors within any two-year period which is not approved by certain of the directors who were directors at the beginning of the two-year period; (iii) the stockholders of O'Sullivan Holdings approve a merger, consolidation or reorganization involving O'Sullivan Holdings; (iv) there is a complete liquidation or reorganization involving O'Sullivan Holdings; or (v) O'Sullivan Holdings enters into an agreement for the sale or other disposition of all or substantially all of the assets of O'Sullivan Holdings.

NOTE 16 - RELATED PARTY TRANSACTIONS.

         BRS provided various advisory services to O'Sullivan Holdings related to the merger. These services included arranging and negotiating the financing of the merger, arranging and structuring the transaction, planning O'Sullivan Holdings' capital structure and related services. BRS received a transaction fee of $4.0 million from O'Sullivan Holdings and expenses of $62,000 for these services. Of the $4.0 million transaction fee, $3.0 million was recognized as a merger related expense by O'Sullivan Holdings and $1.0 million was capitalized into loan fees at O'Sullivan.

         BRS also provided $15.0 million in financing pursuant to a securities purchase agreement with O'Sullivan Holdings. BRS received a transaction fee of $300,000 in connection with this financing, which was capitalized into loan fees at O'Sullivan Holdings. BRS later sold this note and the related warrants to an unrelated third party which received the $300,000 transaction fee from BRS.

         O'Sullivan entered into a management services agreement with BRS for strategic and financial advisory services on November 30, 1999. The fee for these services is the greater of (a) 1% of O'Sullivan's consolidated cash flow (as defined in the indenture related to O'Sullivan Industries senior subordinated notes); earnings before interest, taxes, depreciation, and amortization or (b) $300,000 per year. Under the management services agreement, BRS can also receive reimbursement for expenses which are limited to $50,000 a year by the senior credit facility agreement.

         The senior credit facility and the management services agreement both contain certain restrictions on the payment of the management fee. The management services agreement provides that no cash payment for the management fee can be made unless the fixed charge coverage ratio for O'Sullivan's most recently ended four full fiscal quarters would have been at least 2.0 to 1.0. All fees and expenses under the management services agreement are subordinated to the senior subordinated notes.

         In September 2000, O'Sullivan paid BRS $682,000 under the management services agreement, of which $266,000 was a prepayment of a portion of the fiscal 2001 management fees. The management fee and other reimbursable costs of $536,000 and $364,000 recognized during fiscal years 2001 and 2000, respectively, are included in selling, marketing and administrative expense in the accompanying consolidated statement of operations. The amounts due BRS at June 30, 2001 and June 30, 2000 approximated $218,000 and $364,000, respectively, are included in accrued liabilities on the accompanying consolidated balance sheets.

NOTE 17 - COMMITMENTS AND CONTINGENCIES.

         Leases. O'Sullivan leases warehouse space, computers and certain other equipment under operating leases. As of June 30, 2001, minimum future lease payments for all noncancellable lease agreements were as follows (in thousands):

2002                  $  1,381
2003                     1,098
2004                       804
2005                       510
2006                       316
Thereafter                   0
                      --------
Total                 $  4,109
                      ========

         Amounts incurred by O'Sullivan under operating leases (including renewable monthly leases) were $1,868,000, $1,945,000 and $1,679,000 in fiscal 2001, 2000 and 1999, respectively.

         RadioShack Arbitration. On June 29, 1999, RadioShack Corporation (formerly Tandy Corporation) filed a complaint against O'Sullivan Holdings in the District Court of Texas in Tarrant County. The complaint relates to a potential reduction in O'Sullivan Holdings' tax benefit payments to RadioShack that would result from increased interest expense after the completion of the merger. RadioShack claims that this reduction would violate the tax sharing and tax reimbursement agreement. The complaint sought a court order compelling O'Sullivan Holdings to submit to a dispute resolution process. Alternatively, the complaint sought a declaratory judgment that after the merger O'Sullivan Holdings must continue to make tax-sharing payments to RadioShack as if the merger had not occurred.

         On September 9, 1999, RadioShack filed a motion for summary judgment in its lawsuit against O'Sullivan Holdings. On October 8, 1999, RadioShack's motion was denied, as was all other relief sought by RadioShack, except that O'Sullivan Holdings was directed to commence dispute resolution procedures before an arbitrator, according to the terms of the tax sharing agreement. To support its motion for summary judgment, RadioShack referred to a letter it received from its independent outside auditors, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers"). PricewaterhouseCoopers audits both RadioShack's financial statements and O'Sullivan's financial statements. The PricewaterhouseCoopers letter advised RadioShack on how PricewaterhouseCoopers expected the tax sharing agreement would operate, if certain assumptions were valid. On its face, the letter made clear that it was not expressing an "opinion" on how the actual dispute between RadioShack and O'Sullivan Holdings would in fact be resolved, and the letter addressed assumptions that PricewaterhouseCoopers had been given by RadioShack.

         O'Sullivan Holdings' annual report to stockholders on SEC Form 10-K for the year ended June 30, 1999 disclosed these facts, and expressed management's view, based on an opinion of outside counsel, that RadioShack's position in its suit was without merit. Because PricewaterhouseCoopers both wrote its letter to RadioShack but did not object to the inclusion of management's view in the Form 10-K on the merits of RadioShack's lawsuit, the SEC Staff asked O'Sullivan Holdings to clarify "whether PricewaterhouseCoopers has a reasonable basis to doubt management's view that RadioShack's lawsuit has no merit." In management's view, PricewaterhouseCoopers had a reasonable basis for its acquiescence in the footnote disclosure in the Form 10-K that RadioShack's position was without merit. First, O'Sullivan Holdings received an opinion from its outside counsel that supports management's view that RadioShack's position in the litigation was without merit. That opinion was made available to PricewaterhouseCoopers in connection with its annual audit, and clearly supports the decision not to object to the inclusion of that footnote in O'Sullivan Holdings' financial statements. Second, PricewaterhouseCoopers also has advised O'Sullivan Holdings that its letter was predicated on assumptions it now understands are not relevant to the merger as actually structured, and therefore, PricewaterhouseCoopers has reaffirmed that its original letter did not attempt to offer an expert opinion to RadioShack on the merger or predict the actual outcome of the litigation between RadioShack and O'Sullivan Holdings. Neither PricewaterhouseCoopers nor O'Sullivan Holdings believe there is any inconsistency between PricewaterhouseCoopers' original letter, and its non-objection to the inclusion of that footnote disclosure in the Form 10-K. In light of PricewaterhouseCoopers' response, the PricewaterhouseCoopers letter has no relevance to the merger. At the SEC Staff's request, however, the discussion of PricewaterhouseCoopers' letter is included in this note. Finally, the Staff suggests that its concerns about this situation could be eliminated if PricewaterhouseCoopers were to withdraw the letter to RadioShack. But, since the letter is not an expert opinion on any pending matter, a position PricewaterhouseCoopers has since reaffirmed to us, management does not believe there is any reason for PricewaterhouseCoopers formally to withdraw its letter.

         O'Sullivan Holdings believes it is now, and expects to continue to be, in full compliance with the tax sharing agreement. O'Sullivan Holdings believes that RadioShack's position is without merit and intends to defend itself vigorously. If RadioShack were to prevail, O'Sullivan Holdings' payments to RadioShack would be approximately $12.7 million more than O'Sullivan Holdings currently anticipates for the period since the closing of the recapitalization and merger through June 30, 2001. If necessary, the increased payment obligation would be funded from cash on hand, borrowing under the senior credit facility or other sources of capital, if available. Payment of this amount, however, could cause O'Sullivan to be in violation of one or more of the covenants under the senior credit facility. The arbitration is scheduled to be heard in October 2001.

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

         Retirement Agreement. In October 1998, Mr. Daniel F. O'Sullivan, Chairman of the Board of Directors and Chief Executive Officer, completed negotiations of a retirement and consulting agreement with O'Sullivan Holdings contingent upon the hiring of his successor. In May 1999, the original retirement agreement was amended, removing the contingency relating to the hiring of his successor. The retirement agreement contains noncompetition provisions. O'Sullivan Holdings agreed to pay Mr. O'Sullivan $42,160 per month for 36 months after his retirement and then to pay him $11,458 per month until he reaches age 65. Payments under Mr. O'Sullivan's retirement and consulting agreement amount to an aggregate of $2.2 million. The initial value of the noncompetition asset which represents the present value of the future payments to be paid pursuant to the agreement, and the corresponding liability were $1.9 million. During this period, Mr. O'Sullivan is required to provide consulting, marketing and promotional services with respect to O'Sullivan's manufacturing activities and relations with major customers, if requested by O'Sullivan from time to time. O'Sullivan Holdings will also provide Mr. O'Sullivan with health insurance during the term of the agreement and thereafter until he becomes eligible for Medicare and life insurance during the term of the agreement.

         The present value of all future payments to Mr. O'Sullivan under this agreement have been capitalized and recorded as an intangible asset associated with the noncompetition provisions. The noncompetition asset is being amortized on a straight line basis over the term of the agreement with Mr. O'Sullivan commencing on March 31, 2000. The amortization period will be approximately 6.3 years.

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

NOTE 18 - MAJOR CUSTOMERS.

         Sales to three customers exceeded 10% of gross sales. Sales to such customers as a percentage of gross sales were:

                                                   Year ended June 30,
                                              ------------------------------
                                              2001         2000        1999
                                              -----       -----        -----
Customer A                                    18.8%       22.0%        21.4%
Customer B                                    16.8%       18.2%        13.1%
Customer C                                    10.7%       10.5%         9.1%

NOTE 19 - QUARTERLY OPERATING RESULTS - UNAUDITED.


                                                (in thousands)
                             -----------------------------------------------------
                                            Fiscal 2001 (By Quarter)
                             -----------------------------------------------------
                                 1              2              3             4
                             ---------      ---------      ---------     ---------

Net sales                    $  90,519      $  96,579      $ 101,145        87,427
Gross profit                    24,344         26,713         28,600        26,293
Net income (loss)               (2,054)        (7,040)         1,351         1,372

                                            Fiscal 2000 (By Quarter)
                             -----------------------------------------------------
                                 1              2              3             4
                             ---------      ---------      ---------     ---------
Net sales                    $ 101,992      $ 111,023      $ 116,686     $  93,724
Gross profit                    29,761         33,806         33,954        27,517
Net income (loss)                5,628         (1,911)         3,432         1,707


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following sets forth certain information with respect to the business experience of each Director of O'Sullivan during the past five years and certain other directorships held by Director. References to service with O'Sullivan in this section include service with O'Sullivan Industries.

Chuck Carroll 52, became President and Chief Executive Officer of Goodman Global Holdings, Inc., a manufacturer of air conditioning and heating equipment, in September 2001 after serving for two years as President and Chief Executive Officer of Goodman Global's Amana Appliances Division until its sale by Goodman Global to Maytag. From 1993 to 1999, Mr. Carroll was President and Chief Operating Officer and a director of Rubbermaid, Inc. Mr. Carroll was appointed a Director of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan - Virginia in July 2001.

Richard D. Davidson, 53, was promoted to President and Chief Executive Officer of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia in January 2000. He was named President and Chief Operating Officer of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries -Virginia in July 1996. He was named a Director of O'Sullivan Industries and O'Sullivan Industries - Virginia in July 1996 and of O'Sullivan Holdings in August 1996.

Stephen F. Edwards, 38, was appointed a director of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia in connection with the merger. Mr. Edwards has been a principal of BRS since August 1995. Mr. Edwards was an officer of Citicorp Venture Capital from 1993 through July 1995. Mr. Edwards is a director of Town Sports International, Inc., Anvil Knitwear, Inc., Unwired Pty. Ltd. and Champs Entertainment, Inc.

Daniel F. O'Sullivan, 60, was named President, Chief Executive Officer and a Director of O'Sullivan Holdings in November 1993 and became Chairman of the Board in December 1993. He relinquished the position of President of O'Sullivan Holdings in July 1996 and resigned as Chief Executive Officer in October 1998. He served as President of O'Sullivan Industries from 1986 until July 1996, and was appointed Chairman of the Board and Chief Executive Officer in 1994. He also served as Chairman of the Board and Chief Executive Officer of O'Sullivan Industries - Virginia. Mr. O'Sullivan was employed by O'Sullivan from 1962 until his retirement. Under the terms of his retirement and consulting agreement with O'Sullivan Holdings, Mr. O'Sullivan retired as an executive of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia effective March 31, 2000. He remains as non-executive Chairman of the Board for each company.

Harold O. Rosser, 52, was appointed a director of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia in connection with the merger. Mr. Rosser has been a principal of BRS since August 1995. Mr. Rosser was an officer of Citicorp Venture Capital from 1987 through July 1995. He is a director of California Pizza Kitchen, Inc., American Paper Group, Inc., Acapulco Restaurants, Inc., Penhall International, Inc., ICM Equipment Company and Head & Enquist. Mr. Rosser is also Chairman of the Board of Trustees of Hope Church in Wilton, Connecticut.

EXECUTIVE OFFICERS.

         O'Sullivan's executive officers, and their ages and positions with O'Sullivan as of September 1, 2001, are as follows:

                                       OFFICER
NAME                          AGE       SINCE    POSITION(S)
Richard D. Davidson            53       1996     President and Chief Executive Officer and Director
Tyrone E. Riegel               58       1969     Executive Vice President
Phillip J. Pacey               36       1999     Senior Vice President and Chief Financial Officer
Thomas M. O'Sullivan, Jr.      46       1993     Senior Vice President-Sales
Michael P. O'Sullivan          42       1995     Senior Vice President-Marketing
Rowland H. Geddie, III         47       1993     Vice President, General Counsel and Secretary
E. Thomas Riegel               57       1993     Vice President-Strategic Operations
James C. Hillman               56       1973     Vice President-Human Resources
Tommy W. Thieman               50       1999     Vice President-Manufacturing-Lamar
Stuart D. Schotte              39       1999     Vice President-Supply Chain Management

         Tyrone E. Riegel, has been Executive Vice President of O'Sullivan Industries since July 1986 and served as a Director from March 1994 through November 1999. He was appointed as Executive Vice President and a Director of O'Sullivan Holdings in November 1993. His service as a director of O'Sullivan Holdings ended November 1999. Mr. Riegel also serves as Executive Vice President of O'Sullivan Industries - Virginia. Mr. Riegel has been employed by O'Sullivan since January 1964.

         Phillip J. Pacey was promoted to Senior Vice President and Chief Financial Officer of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia in January 2000. He was appointed Vice President-Finance and Treasurer of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia in July 1999. From November 1995 until July 1999, he served as Treasurer of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia.

         Thomas M. O'Sullivan, Jr. was promoted to Senior Vice President-Sales of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia in January 2000. He had been Vice President-Sales of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia, Inc. since 1993. Mr. O'Sullivan has been employed by O'Sullivan since June 1979.

         Rowland H. Geddie, III has been Vice President, General Counsel and Secretary of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia since December 1993. He served as a Director of O'Sullivan Industries and O'Sullivan Industries - Virginia from March 1994 through November 1999.

         E. Thomas Riegel has been Vice President-Strategic Operations of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia since November 1995. From June 1993 until November 1995, he was Vice President-Marketing of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia. Mr. Riegel has been employed by O'Sullivan since May 1971.

         James C. Hillman has been Vice President-Human Resources of O'Sullivan Holdings since November 1993 and of O'Sullivan Industries since 1980. He also serves as Vice President-Human Resources of O'Sullivan Industries - Virginia. Mr. Hillman has been employed by O'Sullivan since May 1971.

         Michael P. O'Sullivan was named Senior Vice President-Marketing of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia in January 2000. He had been Vice President-Marketing of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia since November 1995. He served as National Sales Manager of O'Sullivan Industries and O'Sullivan Industries - Virginia from July 1993 until November 1995. Mr. O'Sullivan has been employed by O'Sullivan since 1984.

         Tommy W. Thieman was appointed Vice President-Manufacturing-Lamar in July 1999 for O'Sullivan Holdings and O'Sullivan Industries. Since 1987, he has served as the Plant Manager in Lamar for O'Sullivan Industries. Mr. Thieman has been employed by O'Sullivan since 1972.

         Stuart D. Schotte was appointed Vice President-Supply Chain Management in July 1999 for O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia. From February 1998 to July 1999, Mr. Schotte served as Controller for O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia. From July 1996 until February 1998, Mr. Schotte served as Director of Financial Analysis and Planning for Fast Food Merchandisers, Inc.

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

ITEM 11. EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

         The following table reflects the cash and non-cash compensation for the chief executive officer of O'Sullivan, the four next most highly compensated executive officers at June 30, 2001. Footnotes appear on the next page.

                                                                             LONG-TERM
                                                                            COMPENSATION
                                               ANNUAL COMPENSATION(1)     ----------------
                                               ----------------------        SECURITIES          ALL OTHER
                                 FISCAL        SALARY          BONUS      UNDERLYING STOCK      COMPENSATION
NAME AND PRINCIPAL POSITION       YEAR           ($)            ($)         OPTIONS(#)(2)          ($)(3)

Richard D. Davidson               2001         297,885        105,000              --              49,896
President and                     2000         244,231        176,623           8,500              45,984
Chief Executive Officer           1999         225,000        174,263              --              37,104

Tyrone E. Riegel                  2001         212,885         53,300              --              39,603
Executive Vice President          2000         204,616        109,586           4,000              39,860
                                  1999         195,000        116,276              --              35,009

Thomas M. O'Sullivan, Jr.         2001         159,423         40,000              --              28,067
Senior Vice President-Sales       2000         144,423         66,005           4,000              26,181
                                  1999         130,000         54,422              --              24,222

Phillip J. Pacey                  2001         149,615         37,500              --              24,970
Senior Vice President and         2000         123,808         59,074           4,000              20,284
Chief Financial Officer           1999          93,808         28,253           3,000               8,782

Michael P. O'Sullivan             2001         140,192         35,100              --              25,876
Senior Vice President-            2000         134,423         61,473           4,000              24,807
Marketing                         1999         120,000         50,259              --              20,627

----------

         (1) For the years shown, the named officers did not receive any annual compensation not properly categorized as salary or bonus, except for certain perquisites and other personal benefits. The amounts for perquisites and other personal benefits for the named officers are not shown because the aggregate amount of such compensation, if any, for each of the named officers during the fiscal year shown does not exceed the lesser of $50,000 or 10% of total salary and bonus reported for such officer.

         (2) Includes all options granted to the named officers during fiscal years shown under O'Sullivan Holdings' 2000 Common Stock Option Plan and its Amended and Restated 1994 Common Stock Option Plan. No stock appreciation rights were granted with any options.

         (3) In fiscal 2001, other compensation for the named officers consisted of the following:

                                                                                                   DEFERRED
                                                                                STOCK PURCHASE    COMPENSATION
                                                                    SPSP           PROGRAM       PLAN MATCHING
                               GROUP LIFE                       MATCHING AND       ("SPP")            AND
                               INSURANCE           AUTO        PROFIT SHARING      MATCHING      PROFIT SHARING
          NAME                  PREMIUMS        ALLOWANCE      CONTRIBUTIONS    CONTRIBUTIONS    CONTRIBUTIONS

Richard D. Davidson           $      2,016     $      9,000     $     10,003     $     11,863     $     16,588
Tyrone E. Riegel              $      3,150     $      8,500     $     10,003     $      8,062     $     10,648
Thomas M. O'Sullivan, Jr      $        835     $      8,500     $     10,003     $      5,636     $      2,893
Phillip J. Pacey              $        330     $      8,500     $     10,003     $      5,217     $      1,217
Michael P. O'Sullivan         $        363     $      8,500     $      9,965     $      5,042     $      2,007

         The table does not include amounts payable in the event of a Change in Control. See "Change in Control Protections".

                         OPTION GRANTS IN THE LAST YEAR

         During the fiscal year ended June 30, 2001, no options were granted to the named officers.

                        OPTION EXERCISES IN THE LAST YEAR
                           AND YEAR-END OPTION VALUES

         No options were exercised by the named officers in fiscal 2001. The following table summarizes information regarding outstanding options to purchase stock held by the named officers as of June 30, 2001. All options to purchase Series A junior preferred stock are vested.

                                                                                                     SERIES A JUNIOR PREFERRED
                                                         COMMON STOCK                                          STOCK
                                  -----------------------------------------------------------       ---------------------------
                                                     OPTION       VALUE OF         VALUE OF
                                     OPTION          SHARES       EXERCIS-        UNEXERCIS-           OPTION        VALUE OF
                                     SHARES        UNEXERCIS-       ABLE             ABLE              SHARES       EXERCISABLE
                                  EXERCISABLE        ABLE AT     OPTIONS AT       OPTIONS AT        EXERCISABLE     OPTIONS AT
          NAME                     AT 6/30/01        6/30/01      6/30/01          6/30/01           AT 6/30/01       6/30/01
Richard D. Davidson                  1,700            6,800     $         --     $         --           10,929     $  1,354,504
Tyrone E. Riegel                       800            3,200     $         --     $         --            3,378     $    418,605
Thomas M. O'Sullivan, Jr               800            3,200     $         --     $         --            5,996     $    743,145
Phillip J. Pacey                       800            3,200     $         --     $         --            1,411     $    174,922
Michael P. O'Sullivan                  800            3,200     $         --     $         --            6,176     $    765,406

                          CHANGE IN CONTROL PROTECTIONS

         O'Sullivan Holdings has termination agreements with its executive officers. If the employment of a protected employee is terminated by us within a period of up to 24 months after a change in control, the employee will be entitled to receive various benefits. The completion of the merger is a change of control for purposes of these agreements. These benefits include:

    1. a cash payment equal to the current base salary and highest bonus received in the previous three years;

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

    8.    all outstanding stock options vest and become immediately exercisable;

    9. O'Sullivan will be required to purchase for cash any shares of unrestricted common stock and options for shares at the fair market value;

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

         The agreements for certain executive officers also provide for cash payments in lieu of matching payments under the Stock Purchase Program and the Savings and Profit Sharing Plan. The agreements for certain executive officers also provide that, in some circumstances, they may voluntarily leave our employment after a change in control and receive the benefits under the protection agreements. These circumstances include:

    o     an adverse change in the executive's status, title or duties;

    o     a reduction in the executive's salary or bonus;

    o relocation of the executive's office to a site which is more than 20 miles from its present location;

    o     a reduction in the executive's benefit levels;

    o     the insolvency or bankruptcy of O'Sullivan; or

    o the executive leaves the employment of O'Sullivan for any reason during the 60-day period beginning on the first anniversary of the change in control

         However, for purposes of the recapitalization and merger, each of the executive officers waived his right to receive benefits under the protection agreements in these circumstances, other than a reduction in his salary or bonus.

         The table below sets forth the total payments that may be received by each of the named officers if these persons are terminated during fiscal 2002, assuming the provisions of his Termination Protection Agreement were applicable. The values of non-cash benefits have been included on the basis of their estimated fair value. These amounts do not include any payments to be received for shares of O'Sullivan Holdings stock or options to acquire O'Sullivan Holdings stock. These amounts also do not include payments which we would make to offset the effect of excise taxes or to purchase any officer's home. We have assumed for this purpose that the named officers are terminated on September 30, 2001.

         OFFICER                                                                          AMOUNT
         -------                                                                          ------

Richard D. Davidson....................................................................  $659,704
      President and Chief Executive Officer
Tyrone E. Riegel.......................................................................  $470,166
      Executive Vice President
Thomas M. O'Sullivan, Jr...............................................................  $317,931
      Senior Vice President-Sales
Phillip J. Pacey Jr....................................................................  $293,109
      Senior Vice President and Chief Financial Officer
Michael P. O'Sullivan..................................................................  $287,345
      Senior Vice President-Marketing

                        COMPENSATION COMMITTEE INTERLOCKS
                            AND INSIDER PARTICIPATION

         The members of O'Sullivan Holdings' Compensation Committee are Stephen
F. Edwards and Harold O. Rosser. No member of the Compensation Committee was an officer or employee of O'Sullivan Holdings or its subsidiaries during the fiscal year ended June 30, 2001. Neither was formerly an officer of O'Sullivan Holdings or any of its subsidiaries. In addition, no executive officer of O'Sullivan serves on the board of directors or the compensation committee of another entity where a committee member is employed.

                             DIRECTORS' COMPENSATION

         Directors of O'Sullivan who are not employees of O'Sullivan Holdings, O'Sullivan or its subsidiaries or of BRS are paid $2,500 per meeting (with all meetings that occur on the same day being considered as one meeting). The chairmen of the compensation committee and the audit committee each receive an additional $1,000 per year if not employed by BRS. Expenses of attendance at meetings are paid by O'Sullivan. Directors who are not employees of O'Sullivan Holdings or BRS will also receive an option to purchase shares of common stock of O'Sullivan. Employees of O'Sullivan do not receive additional compensation for their service as a director other than payment of expenses, if any, to attend a meeting.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under the securities laws of the United States, O'Sullivan Holdings' directors, executives and any persons holding 10% or more of Common Stock are required to report their ownership of O'Sullivan Holdings' securities and any change in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to report in this report any failure to file by these dates during the fiscal year ended June 30, 2001. All of these filing requirements were satisfied by our directors and executives during fiscal 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of September 15, 2001, certain information with respect to the beneficial ownership of the securities of O'Sullivan Holdings by (i) each of our directors, (ii) each of the named executives, (iii) our executives and directors as a group and (iv) the only other owner of five percent of any class of O'Sullivan Holdings' equity securities known to us.

                                                                                       OPTIONS TO
                                                                                        PURCHASE
                                                                                       SHARES OF     SHARES OF
                                                        PERCENTAGE     SHARES OF        SERIES A      SERIES B
                                     SHARES OF              OF           SENIOR          JUNIOR        JUNIOR
                                       COMMON             COMMON       PREFERRED       PREFERRED     PREFERRED
    NAME OF BENEFICIAL OWNER           STOCK              STOCK          STOCK           STOCK         STOCK
                                     ----------         ----------     ----------      ----------    ----------
BRS(1)                                  995,002(2)          72.33%             --             --        442,233
Daniel F. O'Sullivan                      9,972              0.73%        197,681          4,432             --
Richard D. Davidson                      83,249(3)           6.08%         14,819         10,929         20,839
Tyrone E. Riegel                         22,065(4)           1.61%        101,939          3,378          3,644
Thomas M. O'Sullivan, Jr                 34,951(4)           2.55%         17,864          5,996          6,561
Phillip J. Pacey                         12,549(4)           0.92%         29,676          1,411          1,722
Michael P. O'Sullivan                    32,105(4)           2.35%         32,380          6,176          5,117
Directors and executive officers
as a group (14 persons)               1,288,177(5)          94.10%        419,343         52,138        496,462
BancBoston Investments, Inc.             93,273(6)           6.38%             --             --         39,273(6)

----------

         (1) The principals of BRS's general partner are Bruce C. Bruckmann, Harold O. Rosser, Stephen C. Sherrill, Stephen F. Edwards, Thomas J. Baldwin and Paul D. Kaminsky, each of whom could be deemed to beneficially own the shares of O'Sullivan Holdings held by BRS.

         (2) Consists of 989,617 shares held by BRS and 5,385 shares held by BRS's general partner, all of which may be deemed to be beneficially owned by Stephen F. Edwards and Harold O. Rosser, Directors of O'Sullivan.

         (3) Includes 1,700 shares purchasable upon the exercise of options.

         (4) Includes 600 shares purchasable upon the exercise of options.

         (5) Includes 995,002 shares held by BRS and its general partner and 7,900 shares purchasable upon the exercise of options.

         (6) Banc Boston Investments, Inc. holds warrants to purchase these shares.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During fiscal 2001, Casey O'Sullivan, a son of Daniel F. O'Sullivan, worked as a salesman for Bennett Packaging, which provides O'Sullivan corrugated boxes for its products. Bennett Packaging has long been one of O'Sullivan's suppliers; O'Sullivan paid Bennett $4.5 million during fiscal 2001. O'Sullivan has followed the practice of awarding purchase orders for cartons for a model to the lowest bidder for the carton.

BRS TRANSACTION FEES

         BRS provided various advisory services to us related to the recapitalization and merger. These services included arranging and negotiating the financing of the recapitalization and merger, arranging and structuring the transaction, including forming OSI, planning its capital structure, planning our capital structure and related services. For these services, BRS received a transaction fee of $4.0 million plus $62,000 in expenses upon completion of the recapitalization and merger.

         BRS also provided $15.0 million of financing pursuant to a securities purchase agreement with O'Sullivan Holdings. BRS received a transaction fee of $300,000 in connection with its provision of this financing. BRS subsequently sold the securities it acquired under this agreement to BancBoston Investments, Inc.

BRS MANAGEMENT SERVICES AGREEMENT

         In connection with the merger, O'Sullivan entered into a management services agreement with BRS. Under the terms of this agreement, BRS provides:

         o        general management services;

         o assistance with the negotiation and analysis of financial alternatives; and

         o        other services agreed upon by BRS.

In exchange for these services, BRS will earn an annual fee equal to the greater of:

         o 1.0% of O'Sullivan Industries' annual consolidated cash flow (as defined in the indenture related to our senior subordinated notes); or

         o        $300,000.

         In addition to certain restrictions on the payment of the management fee contained in the senior credit facility, the management services agreement contains certain restrictions on the payment of that fee. The management services agreement, among other things, provides that no cash payment of the management fee will be made unless the Fixed Charge Coverage Ratio for our most recently ended four full fiscal quarters for which internal financial statements are available to management immediately preceding the date when the management fee is to be paid is at least 2.0 to 1. The management services agreement also provides that the payment of all fees and other obligations under the management services agreement will be subordinated to the prior payment in full in cash of all interest, principal and other obligations on O'Sullivan's senior subordinated notes in the event of a bankruptcy, liquidation or winding-up of O'Sullivan.

         Pursuant to the management services agreement, O'Sullivan paid BRS $682,000 in September 2000 for all of the fiscal 2000 fees and expenses and a portion of the fiscal 2001 fee.

SEVERANCE AGREEMENT

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)   Financial Statements

         The following consolidated statements of O'Sullivan and subsidiaries are filed as part of this report:

        Report of Independent Accountants.........................................................................    28
        Consolidated Balance Sheets as of June 30, 2001 and 2000..................................................    29
        Consolidated Statements of Operations for each of the three years in the period ended June 30, 2001.......    30
        Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2001.......    31
        Consolidated Statements of Changes in Stockholder's Equity (Deficit) for each of the three years in the
         period ended June 30, 2001...............................................................................    32
        Notes to Consolidated Financial Statements................................................................    33

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

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of September, 2001.

                                        O'SULLIVAN  INDUSTRIES, INC.


                                        By        /s/ Richard D. Davidson
                                           -------------------------------------
                                                    Richard D. Davidson
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   /s/ Daniel F. O'Sullivan                      Chairman of the Board                September 28, 2001
------------------------------
    Daniel F. O'Sullivan

   /s/ Richard D. Davidson               President and Chief Executive Officer        September 28, 2001
------------------------------                        and Director
     Richard D. Davidson                     (Principal Executive Officer)

     /s/ Phillip J. Pacey                      Senior Vice President and              September 28, 2001
------------------------------                  Chief Financial Officer
      Phillip J. Pacey                (Principal Financial and Accounting Officer)

     /s/ Charles Carroll                                Director                      September 28, 2001
------------------------------
       Charles Carroll

    /s/ Stephen F. Edwards                              Director                      September 28, 2001
------------------------------
     Stephen F. Edwards

     /s/ Harold O. Rosser                               Director                      September 28, 2001
------------------------------
      Harold O. Rosser

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

 2.1              Amended and Restated Agreement of Merger dated as of October
                  18, 1999 by and among OSI Acquisition, Inc. and O'Sullivan
                  Holdings (incorporated by reference to Appendix A to Proxy
                  Statement/Prospectus included in Registration Statement on Form S-4 (File No. 333-81631))

 3.1 &            Certificate of Incorporation of O'Sullivan (incorporated by
 4.1              reference to Exhibit 3.1 to Registration Statement on Form S-4
                  (File No. 333-31282))

 3.2 &            By-laws of O'Sullivan (incorporated by reference to Exhibit
 4.2              3.3 to Registration Statement on Form S-4 (File No.
                  333-31282))

 4.3 Indenture dated as of November 30, 1999 by and among O'Sullivan Industries, O'Sullivan Industries - Virginia as
                  Guarantor and the Norwest Bank of Minnesota, National
                  Association, as Trustee (incorporated by reference to Exhibit
                  4.4 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended December 31, 1999 (File No. 0-28493))

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

 4.5              Warrant Agreement dated as of November 30, 1999 between
                  O'Sullivan Holdings and Norwest Bank Minnesota, National
                  Association, as Warrant Agent, relating to warrants to purchase 93,273 shares of O'Sullivan Holdings common stock, including form of warrant certificate (incorporated by reference to Exhibit 4.6 to Quarterly Report Form 10-Q of
                  O'Sullivan Holdings for the quarter ended December 31, 1999
                  (File No. 0-28493))

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

 *10.2 Stock Purchase Agreement dated as of November 30, 1999 by and among Bruckmann, Rosser, Sherrill & Co. II, L.P. and the individuals whose names appear on the signature pages attached thereto (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4 (File No. 333-31282))

 10.3 Unit Agreement dated as of November 30, 1999 by and among O'Sullivan Industries, O'Sullivan Holdings, O'Sullivan
                  Industries - Virginia and Norwest Bank of Minnesota, National
                  Association (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-4 (File No. 333-31282))

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------


 10.4 Credit Agreement dated as of November 30, 1999 by and among O'Sullivan Industries, O'Sullivan Holdings, Lehman Brothers
                  Inc. and Lehman Commercial Paper, Inc. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of
                  O'Sullivan Holdings for the quarter ended December 31, 1999
                  (File No. 0-02843))

 10.4a            First Amendment to Credit Agreement, effective as of November
                  30, 1999 (incorporated by reference to Exhibit 10.4a to
                  Amendment No. 2 to Registration Statement on Form S-4 (File
                  No. 333-31282))

 10.4b            Second Amendment to Credit Agreement dated as of January 25,
                  2001 (incorporated by reference to Exhibit 10.1 to Quarterly
                  Report on Form 10-Q for the quarter ended December 31, 2000
                  (File No. 0-28493))

 10.5             Deed of Trust, Assignment of Leases and Rents, Security
                  Agreement and Fixture Filing dated as of November 30, 1999 from O'Sullivan Industries to the trustee named therein for the benefit of Lehman Brothers Inc., Lehman Commercial Paper,
                  Inc. and the several lenders and financial institutions which become parties thereto from time to time (incorporated by reference to Exhibit 10.5 to Registration Statement on Form
                  S-4 (File No. 333-31282))

 10.6             Guarantee and Collateral Agreement dated as of November 30,
                  1999 by and among O'Sullivan Industries, O'Sullivan Holdings,
                  O'Sullivan Industries - Virginia, and Lehman Commercial Paper,
                  Inc. (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-4 (File No. 333-31282))

 10.7             Intellectual Property Security Agreement dated as of November
                  30, 1999 by and among O'Sullivan Industries and Lehman
                  Commercial Paper, Inc. (incorporated by reference to Exhibit
                  10.7 to Registration Statement on Form S-4 (File No.
                  333-31282))

 10.8             Intercompany Subordinated Demand Promissory Note dated as of
                  November 30, 1999 by and among O'Sullivan Industries and
                  O'Sullivan Industries - Virginia (incorporated by reference to
                  Exhibit 10.8 to Registration Statement on Form S-4 (File No.
                  333-31282))

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

 *10.11 O'Sullivan Holdings Common Stock Option Plan (incorporated by reference to Exhibit 10.11 to Registration Statement on Form
                  S-4 (File No. 333-31282))

 10.11a First Amendment to Common Stock Option Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 0-28493))

 *10.12 Form of Common Stock Option Agreement (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the year ended June 30, 2000 (File No. 0-28493))

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

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

 *10.19 Form of Amended and Restated Termination Protection Agreement between O'Sullivan Holdings and certain members of management
                  (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended
                  March 31, 1996 (File No. 1-12754))

 *10.20           Form of Termination Protection Agreement between O'Sullivan
                  Holdings and certain members of management (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K of
                  O'Sullivan Holdings for the year ended June 30, 1999 (File No.
                  1-12754))

 *10.21           O'Sullivan Holdings Deferred Compensation Plan (the "DCP")
                  (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended
                  March 31, 1997 (File No. 1-12754))

 *10.21a First Amendment to the DCP (incorporated by reference to Exhibit 10.4a to Annual Report on Form of O'Sullivan Holdings
                  10-K for the year ended June 30, 1997 (File No. 1-12754))

 *10.21b Second Amendment to the DCP (incorporated by reference to Exhibit 10.20b to Registration Statement on Form S-4 (File No.
                  333-31282))

 *10.21c Third Amendment to the DCP (incorporated by reference to Exhibit 10.21c to Annual Report on Form 10-K for the year ended June 30, 2000 (File No. 0-28493))

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

 10.22            Amended and Restated Tax Sharing and Tax Reimbursement
                  Agreement dated as of June 19, 1997 between O'Sullivan
                  Holdings and RadioShack Corporation and TE Electronics Inc.
                  (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K of O'Sullivan Holdings for the year ended June 30,
                  1997 (File No. 1-12754))

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

 *10.25 Description of O'Sullivan Holding's annual incentive compensation plan (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K of O'Sullivan Holdings for the year ended June 30, 1999 (File No. 1-12754))

 21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Annual Report on Form 10-K of O'Sullivan
                  Holdings for the year ended June 30, 1995 (File No. 1-12754))

----------

         *Each of these exhibits is a "management contract or compensatory plan or arrangement."

         Pursuant to item 601 (b) (4) (iii) of Regulation S-K, O'Sullivan has not filed agreements relating to certain long-term debt of O'Sullivan aggregating $10 million. O'Sullivan agrees to furnish the Securities and Exchange Commission a copy of such agreements upon request.