Form 10-Q
period 2001-09-30
OSULLIVAN INDUSTRIES INC
filed 2001-11-14
CIK 1107978

================================================================================



                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

Commission file number: 333-31282


                           O'SULLIVAN INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                  43-0923022
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

    1900 Gulf Street, Lamar, Missouri                    64759-1899
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

         As of November 10, 2001, 100 shares of Common Stock of O'Sullivan Industries Holdings, Inc., par value $1.00 per share, were outstanding.

================================================================================
                    The Index to Exhibits begins on page 20.

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS.

                  O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
       (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)

                                                                               September 30,   June 30,
                                       Assets                                      2001          2001
                                                                               -------------  -----------
Current assets:
   Cash and cash equivalents                                                      $  13,441    $   7,060
   Trade receivables, net of allowance for doubtful accounts
      of $5,099 and $4,750, respectively                                             52,390       52,570
   Inventories, net                                                                  49,191       48,538
   Prepaid expenses and other current assets                                          8,501        8,820
                                                                                  ---------    ---------
         Total current assets                                                       123,523      116,988

Property, plant and equipment, net                                                   95,384       95,872
Other assets                                                                         11,403       11,912
Goodwill, net of accumulated amortization                                            38,088       38,088
Receivable from parent                                                                  372          609
                                                                                  ---------    ---------
                Total assets                                                      $ 268,770    $ 263,469
                                                                                  =========    =========

                        Liabilities and Stockholder's Deficit
Current liabilities:
   Accounts payable                                                               $  14,432    $   8,534
   Current portion of long-term debt                                                  3,544        3,696
   Accrued advertising                                                               14,173       10,285
   Accrued liabilities                                                               15,397       14,156
                                                                                  ---------    ---------
         Total current liabilities                                                   47,546       36,671

Long-term debt, less current portion                                                216,733      222,386
Other liabilities                                                                     4,428        3,338
Deferred income taxes                                                                15,624       15,624
                                                                                  ---------    ---------
                Total liabilities                                                   284,331      278,019

Commitments and contingent liabilities (Notes 2, 8 and 9)


Stockholder's deficit:
   Common stock; $1.00 par value, 100 shares authorized, issued and outstanding          --           --
   Retained deficit                                                                 (15,235)     (14,214)
   Accumulated other comprehensive loss                                                (326)        (336)
                                                                                  ---------    ---------
                Total stockholder's deficit                                         (15,561)     (14,550)
                                                                                  ---------    ---------
                Total liabilities and stockholder's deficit                       $ 268,770    $ 263,469
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

                                                                               Three months ended
                                                                                  September 30,
                                                                              --------------------
                                                                                2001        2000
                                                                              --------    --------
Net sales                                                                     $ 86,322    $ 90,519

Costs and expenses:
   Cost of sales                                                                61,725      66,175
   Selling, marketing and administrative                                        18,237      19,727
                                                                              --------    --------
Total costs and expenses                                                        79,962      85,902
                                                                              --------    --------

Operating income                                                                 6,360       4,617
Other income (expense)
   Interest expense                                                             (8,016)     (7,815)
   Interest income                                                                  85         137
                                                                              --------    --------

Loss before income tax provision and cumulative effect of accounting change     (1,571)     (3,061)
Income tax benefit                                                                (550)     (1,102)
                                                                              --------    --------

Loss before cumulative effect of accounting change                              (1,021)     (1,959)
Cumulative effect of accounting change, net of income tax benefit of $53          --           (95)
                                                                              --------    --------
Net loss                                                                      $ (1,021)   $ (2,054)
                                                                              ========    ========

        The accompanying notes are an integral part of these consolidated financial statements.

                  O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
       (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              Three months ended
                                                                                 September 30,
                                                                             --------------------
                                                                               2001        2000
                                                                             --------    --------
Cash flows provided (used) by operating activities:
     Net loss                                                                $ (1,021)   $ (2,054)
     Adjustments to reconcile net loss to net
       cash provided (used) by operating activities:
         Depreciation and amortization                                          3,421       3,919
         Amortization of debt issuance costs                                      393         393
         Amortization of debt discount                                             80          67
         Interest rate collar                                                   1,201         238
         Bad debt expense                                                         349         150
         Loss on disposal of assets                                               117          71
         Accrual of special payment of options to purchase Series A junior
           preferred stock                                                        262         229
     Changes in current assets and liabilities:
         Trade receivables                                                       (169)     (7,059)
         Inventories                                                             (653)       (982)
         Other assets                                                             331        (609)
         Accounts payable, accrued liabilities and other liabilities           11,803       1,259
                                                                             --------    --------
Net cash flows provided (used) by operating activities                         16,114      (4,378)
                                                                             --------    --------

Cash flows used for investing activities:
     Capital expenditures                                                      (4,084)     (4,583)
                                                                             --------    --------

Cash flows provided (used) by financing activities:
     Proceeds from borrowings                                                    --         3,042
     Repayment of borrowings                                                   (5,886)       (500)
     Advances on intercompany loans                                               237         200
                                                                             --------    --------
Net cash flows provided (used) by financing activities                         (5,649)      2,742
                                                                             --------    --------

Net increase (decrease) in cash and cash equivalents                            6,381      (6,219)
Cash and cash equivalents, beginning of period                                  7,060      11,867
                                                                             --------    --------
Cash and cash equivalents, end of period                                     $ 13,441    $  5,648
                                                                             ========    ========
Non-cash financing activities:
     Capital expenditures included in accounts payable                       $    671    $    343

        The accompanying notes are an integral part of these consolidated financial statements.

                  O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
       (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
                  For the three months ended September 30, 2001
                                 (in thousands)

                                                       Accumulated
                                                          other            Total
                                          Retained    comprehensive    stockholder's   Comprehensive
                                          deficit          loss           deficit      income (loss)
                                         ----------  ----------------  -------------  ----------------
Balance, June 30, 2001                  $  (14,214)   $         (336)   $   (14,550)

     Net loss                               (1,021)                          (1,021)   $       (1,021)
     Other comprehensive income                                   10             10                10
                                       ------------  ----------------  -------------  ----------------
Balance, September 30, 2001             $  (15,235)   $         (326)   $   (15,561)   $       (1,011)
                                       ============  ================  =============  ================

        The accompanying notes are an integral part of these consolidated financial statements.

                           O'SULLIVAN INDUSTRIES, INC.
       (A WHOLLY OWNED SUBSIDIARY OF O'SULLIVAN INDUSTRIES HOLDINGS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 1--BASIS OF PRESENTATION

         The unaudited consolidated financial statements of O'Sullivan Industries, Inc. and subsidiaries ("O'Sullivan"), a wholly owned subsidiary of O'Sullivan Industries Holdings, Inc. ("O'Sullivan Holdings"), included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in O'Sullivan's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The interim results are not necessarily indicative of the results that may be expected for a full year.

NOTE 2--RESTRUCTURING CHARGE

         In November 2000, O'Sullivan announced a business restructuring plan to reduce production capacity and operating expenses. The plan included the January 2001 shutdown of the Cedar City, Utah production facility and reduction of the administrative and support staff in the Lamar, Missouri headquarters. In connection with the plan, O'Sullivan recorded a charge of $10.5 million in the second quarter of fiscal 2001.

         O'Sullivan is actively attempting to sell the Utah land, building and excess equipment as soon as practicable. Certain equipment has been relocated to the Missouri and Virginia plants. Fixed assets with a net book value of $20.3 million were written down to estimated fair value, resulting in an impairment charge of approximately $8.7 million. The impairment charge is reflected in accumulated depreciation on the accompanying consolidated balance sheets. The fair value is an estimate, and the impairment may be adjusted in the future.

         The components of the restructuring charge and an analysis of the amounts charged against the accrual are outlined below.


                                                            Charges                      Charges
                                                            through       Balance,       through          Balance,
                                             Original       June 30,      June 30,    September 30,    September 30,
        Restructuring Charges                 Accrual         2001          2001          2001              2001
--------------------------------------       --------       --------      --------    -------------    -------------
                                                                      (in thousands)
Employee termination benefits(1)             $  1,302       $    915      $    387    $         387    $          -
Other Utah facility exit costs(1)                 527            282           245              201               44
                                             --------       --------      --------    -------------    -------------
     Total                                   $  1,829       $  1,197      $    632    $         588    $          44
                                             ========       ========      ========    =============    =============

         (1)Included in accrued liabilities in the accompanying consolidated balance sheets.

Accumulated depreciation was increased $8.7 million to record asset impairments.

NOTE 3--DERIVATIVE FINANCIAL INSTRUMENTS

         O'Sullivan adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, on July 1, 2000. As required by the transition provisions of SFAS 133, O'Sullivan recorded a net-of-tax cumulative-effect type adjustment of $95,000 in fiscal 2001 current earnings to recognize the fair value of its derivatives designated as cash-flow hedging instruments.

         As required under the senior credit facility, O'Sullivan hedged one-half of its term loans with an initial notional amount of $67.5 million with a three-year, costless interest rate collar. The collar, which expires in March 2003, is based on three-month LIBOR and has a floor of 6.43% and a ceiling of 8.75%. O'Sullivan recognized additional interest expense of $1.2 million and $238,000 for the quarters ended September 30, 2001 and September 30, 2000, respectively. These charges represent the changes in fair value of the interest rate collar. To terminate this contract at September 30, 2001 and June 30, 2001, O'Sullivan would have been required to pay the counter-party approximately $3.3 million and $2.1 million, respectively. These amounts have been recorded in other liabilities in the accompanying consolidated balance sheets.

NOTE 4-NEW ACCOUNTING STANDARDS

         In April 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. This issue addresses the income statement classification of slotting fees, cooperative advertising arrangements and buydowns. The consensus will require that certain customer promotional payments that are currently classified as selling expenses be classified as a reduction of revenue. Although the impact of EITF 00-25 on the consolidated financial statements is still being evaluated, when O'Sullivan adopts EITF 00-25, it will reclassify certain selling, marketing and administrative expenses as a reduction of net sales. EITF 00-25 will become effective for financial periods beginning after December 15, 2001, but its adoption by O'Sullivan will have no impact on operating income or net income
(loss). O'Sullivan will adopt EITF 00-25 no later than March 31, 2002, as required.

         The Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets, on June 30, 2001. O'Sullivan adopted SFAS 142 on July 1, 2001, the beginning of its 2002 fiscal year. With the adoption of SFAS 142, goodwill of approximately $38.1 million is no longer subject to amortization over its estimated useful life. Rather, goodwill will be assessed regularly for impairment by applying a fair-value-based test. SFAS 142 requires that the initial impairment test be performed within six months of the adoption date. O'Sullivan will complete the initial impairment test by December 31, 2001. O'Sullivan will evaluate impairment using the enterprise as the reporting unit. Based upon preliminary information, O'Sullivan does not expect to recognize an impairment loss as of July 1, 2001. O'Sullivan has discontinued amortizing approximately $1.7 million of goodwill per year. O'Sullivan recorded $417,000 of goodwill amortization expense in the quarter ended September 30, 2000. Had such amortization not been recorded, adjusted net loss would have been $1.6 million for the three months ended September 30, 2000.

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

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This pronouncement, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. O'Sullivan is currently determining what impact, if any, this pronouncement will have on its consolidated financial statements.

NOTE 5--SHIPPING AND HANDLING COSTS

         O'Sullivan reports amounts billed to customers as revenue, the cost for warehousing operations in cost of sales and freight out costs as part of selling, marketing and administrative expenses. Freight out costs included in selling, marketing and administrative expenses in the first quarters of fiscal 2002 and fiscal 2001 were approximately $2.4 million and $3.2 million, respectively.

NOTE 6--INVENTORY

         Inventory, net, consists of the following:

                                                  September 30,       June 30,
                                                      2001             2001
                                                    --------          -------
                                                          (in thousands)
Finished goods                                      $ 32,505          $35,798
Work in process                                        5,240            4,256
Raw materials                                         11,446            8,484
                                                    --------          -------
                                                    $ 49,191          $48,538
                                                    ========          =======

NOTE 7--CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         In November 1999 O'Sullivan issued $100 million of 13.375% Senior Subordinated Notes due 2009. These notes were unsecured obligations of O'Sullivan; however, they were guaranteed on an unsecured basis by its subsidiary O'Sullivan Industries - Virginia, Inc. ("O'Sullivan Industries - Virginia"). In fiscal 2000, O'Sullivan exchanged the notes issued in November 1999 for notes with substantially identical terms and associated guarantees. The exchange notes have been registered under the Securities Act of 1933, as amended.

         O'Sullivan also is the obligor under a senior secured credit facility totaling $175 million. This facility is secured by substantially all the assets of O'Sullivan and its guarantor subsidiary O'Sullivan Industries - Virginia. The credit facility is also guaranteed by O'Sullivan Holdings, O'Sullivan's parent. Security for the credit facility includes first priority liens and security interests in the stock of O'Sullivan and O'Sullivan Industries - Virginia.

         The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC rules and regulations. This information is not intended to present the financial position, results of operations and cash flows of the individual companies in accordance with generally accepted accounting principles.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS


                                                           Three months ended September 30, 2001
                                                                       (in thousands)
                                              ----------------------------------------------------------------
                                                             O'Sullivan
                                               O'Sullivan    Industries -    Consolidating
                                               Industries     Virginia        Adjustments      Consolidated
                                              ------------  -------------   ---------------  -----------------
Net sales                                      $    63,467   $     22,855    $            -   $         86,322

Costs and expenses:
        Cost of sales                               45,235         16,490                 -             61,725
        Selling, marketing and administrative       14,326          3,911                 -             18,237
                                              ------------  -------------   ---------------  -----------------
Total costs and expenses                            59,561         20,401                 -             79,962
                                              ------------  -------------   ---------------  -----------------

Operating income                                     3,906          2,454                 -              6,360
Other income (expense):
        Interest expense                            (7,850)          (166)                -             (8,016)
        Interest income                                 85              -                 -                 85
                                              ------------  -------------   ---------------  -----------------

Income (loss) before income tax provision           (3,859)         2,288                 -             (1,571)
Income tax provision (benefit)                      (1,349)           799                 -               (550)
                                              ------------  -------------   ---------------  -----------------

Net income (loss)                              $    (2,510)  $      1,489    $            -   $         (1,021)
                                              ============  =============   ===============  =================

                                                           Three months ended September 30, 2000
                                                                       (in thousands)
                                              ----------------------------------------------------------------
                                                             O'Sullivan
                                               O'Sullivan    Industries -    Consolidating
                                               Industries     Virginia        Adjustments      Consolidated
                                              ------------  -------------   ---------------  -----------------
Net sales                                      $    66,037   $     24,482    $            -   $         90,519

Costs and expenses:
        Cost of sales                               46,159         20,016                 -             66,175
        Selling, marketing and administrative       15,989          3,738                 -             19,727
                                              ------------  -------------   ---------------  -----------------
Total costs and expenses                            62,148         23,754                 -             85,902
                                              ------------  -------------   ---------------  -----------------

Operating income                                     3,889            728                 -              4,617
Other income (expense):
        Interest expense                            (7,601)          (214)                -             (7,815)
        Interest income                                137              -                 -                137
                                              ------------  -------------   ---------------  -----------------

Income before income tax provision and
        cumulative effect of accounting
        change                                      (3,575)           514                 -             (3,061)
Income tax provision (benefit)                      (1,285)           183                 -             (1,102)
                                              ------------  -------------   ---------------  -----------------

Income before cumulative effect of
        accounting change                           (2,290)           331                 -             (1,959)
Cumulative effect of accounting change,
        net of income tax benefit of $53               (95)             -                 -               (95)
                                              ------------  -------------   ---------------  -----------------
Net income (loss)                              $    (2,385)  $        331    $            -   $         (2,054)
                                              ============  =============   ===============  =================

CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                      September 30, 2001
                                                                        (in thousands)
                                               ----------------------------------------------------------------
                                                               O'Sullivan
                                                O'Sullivan     Industries -   Consolidating
                                                Industries      Virginia       Adjustments      Consolidated
                                               ------------  --------------  ---------------  -----------------
ASSETS:
        Current assets                          $   108,340   $      15,183   $            -   $        123,523
        Property, plant and equipment, net           60,196          35,188                -             95,384
        Other assets                                 11,293             110                -             11,403
        Investment in subsidiary                     36,625               -          (36,625)                 -
        Goodwill                                     38,088               -                -             38,088
        Receivable from parent                          372           8,904           (8,904)               372
                                               ------------  --------------  ---------------  -----------------
            Total assets                        $   254,914   $      59,385   $      (45,529)  $        268,770
                                               ============  ==============  ===============  =================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
        Current liabilities                     $    37,780   $       9,766   $            -   $         47,546
        Long-term debt                              206,733          10,000                -            216,733
        Payable to affiliates                         8,904               -           (8,904)                 -
        Other liabilities                             4,428               -                -              4,428
        Deferred income taxes                        12,630           2,994                -             15,624
        Stockholder's equity (deficit)              (15,561)         36,625          (36,625)           (15,561)
                                               ------------  --------------  ---------------  -----------------
            Total liabilities and stockholder's
              equity (deficit)                  $   254,914   $      59,385   $      (45,529)  $        268,770
                                               ============  ==============  ===============  =================


                                                                        June 30, 2001
                                                                        (in thousands)
                                               ----------------------------------------------------------------
                                                               O'Sullivan
                                                O'Sullivan     Industries -   Consolidating
                                                Industries      Virginia       Adjustments       Consolidated
                                               -------------  -------------  ---------------   ----------------
ASSETS:
        Current assets                          $    102,821   $     14,167   $            -    $       116,988
        Property, plant and equipment, net            61,737         34,135                -             95,872
        Other assets                                  11,795            117                -             11,912
        Investment in subsidiary                      35,136              -          (35,136)                 -
        Goodwill                                      38,088              -                -             38,088
        Receivable from parent                           609          7,264           (7,264)               609
                                               -------------  -------------  ---------------   ----------------
            Total assets                        $    250,186   $     55,683   $      (42,400)   $       263,469
                                               =============  =============  ===============   ================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
        Current liabilities                     $     29,118   $      7,553   $            -    $        36,671
        Long-term debt                               212,386         10,000                -            222,386
        Payable to affiliates                          7,264              -           (7,264)                 -
        Other liabilities                              3,338              -                -              3,338
        Deferred income taxes                         12,630          2,994                -             15,624
        Stockholder's equity (deficit)               (14,550)        35,136          (35,136)           (14,550)
                                               -------------  -------------  ---------------   ----------------
            Total liabilities and stockholder's
                 equity (deficit)               $    250,186   $     55,683   $      (42,400)   $       263,469
                                               =============  =============  ===============   ================

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                Three months ended September 30, 2001
                                                                            (in thousands)
                                                   ----------------------------------------------------------------
                                                                  O'Sullivan
                                                    O'Sullivan    Industries -   Consolidating
                                                    Industries     Virginia       Adjustments       Consolidated
                                                   ------------  ------------   ---------------  ------------------
Net cash flows provided by operating activities:    $    12,429   $     3,685    $            -   $          16,114
                                                   ------------  ------------   ---------------  ------------------
Investing activities:
        Capital expenditures                             (2,039)       (2,045)                -              (4,084)
        Repayment of loans to affiliates                  1,640             -            (1,640)                  -
                                                   ------------  ------------   ---------------  ------------------
            Net                                            (399)       (2,045)           (1,640)             (4,084)
                                                   ------------  ------------   ---------------  ------------------

Financing activities:
        Repayment of loans from affiliates                  237        (1,640)            1,640                 237
        Repayment of borrowings                          (5,886)            -                 -              (5,886)
                                                   ------------  ------------   ---------------  ------------------
            Net                                          (5,649)       (1,640)            1,640              (5,649)
                                                   ------------  ------------   ---------------  ------------------

Cash and cash equivalents:
        Net increase in cash and cash
            equivalents                                   6,381             -                 -               6,381
        Cash and cash equivalents, beginning of
            period                                        7,056             4                 -               7,060
                                                   ------------  ------------   ---------------  ------------------
        Cash and cash equivalents, end of period    $    13,437   $         4    $            -   $          13,441
                                                   ============  ============   ===============  ==================

                                                                 Three months ended September 30, 2000
                                                                             (in thousands)
                                                    ---------------------------------------------------------------
                                                                    O'Sullivan
                                                     O'Sullivan     Industries -   Consolidating
                                                     Industries      Virginia       Adjustments     Consolidated
                                                    -------------  -------------  --------------  -----------------
Net cash flows provided (used) by operating
activities:                                          $     (7,297)  $      2,919   $           -   $         (4,378)
                                                    -------------  -------------  --------------  -----------------
Investing activities:
        Capital expenditures                               (2,718)        (1,865)              -             (4,583)
        Repayment of loans to affiliates                    1,054              -          (1,054)                 -
                                                    -------------  -------------  --------------  -----------------
            Net                                            (1,664)        (1,865)         (1,054)            (4,583)
                                                    -------------  -------------  --------------  -----------------
Financing activities:
        Repayment of loans from affiliates                    200         (1,054)          1,054                200
        Proceeds from borrowings                            3,042              -               -              3,042
        Repayment of borrowings                              (500)             -               -               (500)
                                                    -------------  -------------  --------------  -----------------
            Net                                             2,742         (1,054)          1,054              2,742
                                                    -------------  -------------  --------------  -----------------

Cash and cash equivalents:
        Net decrease in cash and cash equivalents          (6,219)             -               -             (6,219)
        Cash and cash equivalents, beginning of
            period                                         11,863              4               -             11,867
                                                    -------------  -------------  --------------  -----------------
        Cash and cash equivalents, end of period     $      5,644   $          4   $           -   $          5,648
                                                    =============  =============  ==============  =================

NOTE 8--RELATED PARTY TRANSACTIONS

         O'Sullivan entered into a management services agreement with BRS for strategic and financial advisory services on November 30, 1999. The fee for these services is the greater of (a) 1% of O'Sullivan's consolidated cash flow (as defined in the indenture related to O'Sullivan's senior subordinated notes) or (b) $300,000 per year. Under the management services agreement, BRS can also receive reimbursement for expenses which are limited to $50,000 a year by the senior credit facility agreement.

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

         The management fees of $97,000 and $85,000 recognized in the first quarter of fiscal years 2002 and 2001, respectively, are included in selling, marketing and administrative expense in the accompanying consolidated statement of operations. The amounts due BRS at September 30, 2001 and June 30, 2001 approximated $315,000 and $218,000, respectively. The amounts are included in accrued liabilities on the accompanying consolidated balance sheets.

NOTE 9--COMMITMENTS AND CONTINGENCIES

RADIOSHACK LITIGATION

         On June 29, 1999, RadioShack Corporation (formerly Tandy Corporation) filed a complaint against O'Sullivan Holdings in the District Court of Texas in Tarrant County. The complaint related to a potential reduction in O'Sullivan Holdings' tax sharing payments to RadioShack under a tax sharing and tax reimbursement agreement that would result from increased interest expense after the completion of the then-proposed recapitalization and merger that closed on November 30, 1999. RadioShack claims that this reduction would violate the tax sharing agreement. The complaint sought a court order compelling O'Sullivan Holdings to submit to a dispute resolution process. Alternatively, the complaint sought a declaratory judgment that after the merger O'Sullivan Holdings must continue to make tax sharing payments to RadioShack as if the merger had not occurred.

         On October 8, 1999, the District Court ordered that O'Sullivan Holdings begin the dispute resolution process according to the terms of the tax sharing agreement. The District Court denied all other relief sought by RadioShack. Pursuant to the dispute resolution provisions, RadioShack and O'Sullivan Holdings representatives have discussed the issues in the dispute but did not reach a resolution, and the parties commenced arbitration proceedings on the matter. The hearing on the arbitration was held in October 2001, and the parties are involved in post-hearing briefing.

         During the quarters ended September 30, 2001 and 2000, O'Sullivan Holdings made no payment to RadioShack pursuant to the tax sharing agreement. If the ruling in the arbitration proceeding is in RadioShack's favor, O'Sullivan Holdings' payments under the tax sharing agreement would be substantially higher. This amount is estimated at $14.9 million for the period from November 30, 1999 through September 30, 2001. Payment of this amount, however, could cause O'Sullivan to be in violation of one or more of the covenants under its senior credit facility.


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

         The domestic ready-to-assemble furniture market grew at a compound annual growth rate of about 8.75% from 1992 through 1999, according to Furniture Today. After two years of sales growth in excess of 10%, our net sales declined 11.3% in fiscal 2001 and 4.6% in the first quarter of fiscal 2002. Our sales declined for several reasons:

         -- the stalling of growth in sales of personal computers, which reduced the need for computer desks and workstations;

         -- the slowdown of economic growth and consumer spending in the United States, particularly in the office superstore channel;

         -- store closings by a number of customers, including OfficeMax, Office Depot, Montgomery Ward and ShopKo;

         --    the bankruptcy of Ames and Montgomery Ward;

         -- inventory reductions by our customers, particularly in the office superstore channel; and

         -- the decline in price of the average unit sold, reflecting a trend toward more promotional merchandise.

         These factors, along with the economic repercussions from the September 11, 2001 terrorist attacks, continue to affect our business in fiscal 2002. Our current estimate is that sales for the second quarter of fiscal 2002, as a percentage of sales during the second quarter of fiscal 2001, will be down in the high single digits. While we have confidence in the long term future of the RTA furniture industry, we cannot predict when our sales will return to their historical growth rates.

         We purchase large quantities of raw materials, including particleboard and fiberboard. We are dependent on our outside suppliers for all of these raw materials. Therefore, we are subject to changes in the prices charged by our suppliers. In fiscal 2000, our operating income was reduced by price increases of these commodities. In fiscal 2001, particleboard and fiberboard prices declined, increasing our operating income in the latter portion of the year. Industry pricing for particleboard was flat to slightly down in the first quarter of fiscal 2002. However, we cannot assure you that raw material prices will not increase in the future.


RESULTS OF OPERATIONS

         Net Sales. Net sales for the quarter ended September 30, 2001 decreased by $4.2 million, or 4.6%, to $86.3 million, down from $90.5 million for the quarter ended September 30, 2000. Our sales were hurt for the reasons described above, including the bankruptcy of Montgomery Ward in December 2000 and its subsequent liquidation. Sales decreases in the office superstore, department store/catalog showroom and regional mass merchant channels were offset somewhat by sales increases in the home center and mass merchant channels. For the quarter, lower unit volume accounted for virtually all of the sales decrease although the average sales price was also negligibly lower.

         Gross Profit. Gross profit increased to $24.6 million, or 28.5% of sales, for the three month period ended September 30, 2001, from $24.3 million, or 26.9% of sales, for the comparable prior year quarter. The increase in gross profit was primarily caused by lower raw material prices, increased operating efficiency in our Missouri and Virginia plants and the closure in January 2001 of our Utah plant, partially offset by decreased sales volume.

         Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses decreased to $18.2 million, or 21.1% of sales, for the three month period ended September 30, 2001, from $19.7 million, or 21.8% of sales, for the quarter ended September 30, 2000. The decrease in selling, marketing and administrative expenses was due to lower sales and changes in certain customer programs resulting in lower promotional costs and lower outbound freight costs. These reductions were offset somewhat by higher incentive compensation expenses associated with improved operating results.

         Depreciation and Amortization. Depreciation and amortization expenses declined to $3.4 million for the first quarter of fiscal 2002 compared to $3.9 million for the first quarter of fiscal 2001. The decline was due to the closing of our Cedar City, Utah facility in January 2001 and the discontinuance of goodwill amortization expense upon the adoption of SFAS 142, partially offset by increased depreciation due to capital additions for capacity expansion and manufacturing equipment upgrades put into service in fiscal 2001 and 2002.

         Operating Income. Operating income increased $1.7 million to $6.4 million for the quarter ended September 30, 2001, from $4.6 million in the three months ended September 30, 2000. The lower sales volume was offset by higher productivity, lower raw material costs and lower selling, marketing and administrative expenses. We continue to look for ways to improve operating results.

         Net Interest Expense. Net interest expense increased from $7.7 million in the first quarter of fiscal 2001 to $7.9 million in the first quarter of fiscal 2002. Interest expense rose due to the change in fair value of our interest rate collar, offset partially by our repayment of debt and lower variable interest rates on a portion of our debt. Interest expense included a non-cash charge of $1.2 million related to the change in value of our interest rate collar. Other non-cash interest items affecting the quarter were amortization of loan discounts and loan fees. The following table describes the components of net interest expense.

                                                            Three months ended
                                                               September 30,
                                                        ---------------------------
                                                           2001            2000
                                                        ----------      -----------
                                                              (in thousands)
Interest expense on senior credit facility,
   industrial revenue bonds and senior
   subordinated notes                                    $   6,342       $    7,117
Interest rate collar                                         1,201              238
Amortization of discount                                        80               67
Amortization of loan fees                                      393              393
Interest income                                                (85)            (137)
                                                        ----------      -----------
                                                         $   7,931       $    7,678
                                                        ==========      ===========

         Income Tax Expense. Income tax benefit declined from $1.1 million in the three months ended September 30, 2000 to $550,000 in the three months ended September 30, 2001. The effective tax rate remained constant at 35%.

         Cumulative Effect Of Accounting Change. Upon the adoption of SFAS 133 in July 2000, O'Sullivan recognized a liability of $386,000 based upon the fair value of a costless interest rate collar initiated on February 28, 2000. That portion of the liability incurred prior to fiscal 2000, $148,000, is included, net of income tax benefit of $53,000, as cumulative effect of accounting change on the accompanying consolidated statement of operations.

         Net Loss. Net loss decreased $1.0 million from a loss of $2.1 million in the first quarter of fiscal 2001 to a loss of $1.0 million in the first quarter of fiscal 2002. The decreased loss was due to lower raw material prices, improved operating efficiencies at our Lamar, Missouri and South Boston, Virginia plants and the closure of our less efficient Cedar City, Utah plant in January 2001. Lower sales volume and the change in value of our interest rate collar partially offset these decreases.

         EBITDA. EBITDA, which we define as earnings before interest income and interest expense, income taxes, depreciation and amortization, increased by $1.2 million to $9.8 million for the quarter ended September 30, 2001 from $8.5 million for the prior year quarter. EBITDA increased primarily due to lower raw material prices, improved operating efficiencies at our Lamar, Missouri and South Boston, Virginia plants and the closure of our less efficient Cedar City, Utah plant in January 2001, partially offset by lower sales volume.

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

         Working Capital. As of September 30, 2001, cash and cash equivalents totaled $13.4 million. Net working capital was $76.0 million at September 30, 2001 compared to $80.3 million at June 30, 2001. This decrease was mainly due to increases in accounts payable from unusually low levels on June 30 due to our two week production shutdown. Accrued advertising and accrued interest also increased during the quarter.

         Operating Activities. Net cash provided by operating activities for the three months ended September 30, 2001 was $16.1 million compared to net cash used of $4.4 million for the three months ended September 30, 2000. The increase of $20.5 million was due to an increase in accounts payable of $5.9 million from unusually low levels on June 30, 2001 when production was shut down for two weeks. Accrued advertising and accrued interest also increased during the quarter, accounting for $6.4 million of the increase in net cash. The non-cash charges related to the change in value of our interest rate collar were $1.2 million during the first quarter of fiscal 2002 compared to $238,000 during the same quarter of last year. Finally, trade receivables were virtually unchanged at the end of the first quarter this year compared to June 30, 2001, while we invested $7.1 million in increased trade receivables in the first quarter of last year. The decreased receivables this year are attributable to lower sales volumes as well as fewer days sales outstanding.

         Investing Activities. We invested $4.1 million for capital expenditures for the three months ended September 30, 2001 compared to $4.6 million for the prior year three-month period. We currently estimate that the total capital expenditure requirements for the remainder of the fiscal year will be approximately $5.0 million, which we expect to fund from cash flow from operations or cash on hand. Our ability to make future capital expenditures is subject to certain restrictions under our senior credit facility.

         Financing Activities. On November 30, 1999 we completed our merger and recapitalization. Our consolidated indebtedness at September 30, 2001 was $225.2 million, consisting of:

         - $100.0 million in 13-3/8% senior subordinated notes due 2009 issued with warrants to purchase 6.0% of our common and Series B junior preferred stock on a fully diluted basis. These warrants were assigned a value of $3.5 million. These notes were issued at a price of 98.046% providing $98.0 million in cash proceeds before expenses related to the issuance.
         - $115.2 million in a senior secured credit facility consisting of a five year $27.2 million term loan, a seven and one-half year $88.0 million term loan and a $40.0 million revolving line of credit, currently with no borrowings. The revolving line of credit has a $15.0 million sub-limit for letters of credit, of which we are currently utilizing approximately $14.0 million.
         -        $10.0 million in variable rate industrial revenue bonds.

         During the quarter, we repaid $5.9 million of our indebtedness, including $5.0 million of prepayments. We expect to fund principal and interest payments on our debt from cash flow from operations, cash on hand or borrowings under our revolver. Our borrowing availability under our revolver was approximately $7.1 million at September 30, 2001.

         The credit facility and notes are subject to certain financial and operational covenants and other restrictions, including among others, requirements to maintain certain financial ratios and restrictions on our ability to incur additional indebtedness. In addition, the agreements effectively prohibit the payment of dividends on our stock. At September 30, 2001 we were in compliance with all applicable debt covenants.

         As required under the senior credit facility, we hedged one-half of our term loans with an initial notional amount of $67.5 million with a costless interest rate collar. The collar is based on three-month LIBOR with a floor of 6.43% and a ceiling of 8.75%. To terminate this contract at September 30, 2001, we would have been required to pay the counter-party approximately $3.3 million. We recorded the change in fair value of the collar as interest expense in the consolidated statements of operations and included the resulting liability in other liabilities on the consolidated balance sheets.

         Tax Sharing Agreement. During the quarter ended September 30, 2001, O'Sullivan Holdings made no payment to RadioShack pursuant to the Tax Sharing and Tax Reimbursement Agreement between O'Sullivan Holdings and RadioShack. The effect of the merger upon our payments to RadioShack under this agreement is the subject of an arbitration proceeding. If the ruling in the arbitration proceeding is in RadioShack's favor, our payments under the tax sharing agreement would be substantially higher. For the period from November 30, 1999 through September 30, 2001, we estimate this amount at $14.9 million. Payment of this amount, however, could cause us to be in violation of one or more of the covenants under our senior credit facility.

FORWARD LOOKING STATEMENTS.

         Cautionary Statement Regarding Forward Looking Information.

         Certain portions of this Report, and particularly the Notes to the Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements. These statements can be identified by the use of future tense or dates or terms such as "believe," "would," "expect," "anticipate" or "plan." These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements. Factors and possible events which could cause results to differ include:

         - significant indebtedness that may limit our financial and operational flexibility;
         - changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, including new domestic or foreign entrants into the industry, customer acceptance of existing and new products, terrorist attacks or otherwise, as we experienced in fiscal 2001 and the first quarter of fiscal 2002;
         - pricing pressures due to excess capacity in the ready-to-assemble furniture industry, as occurred in 1995, or customer demand in excess of our ability to supply product;
         - raw material cost increases, particularly in particleboard and fiberboard, as occurred in 1994 and 1995 and to a lesser extent in fiscal year 2000;
         - transportation cost increases, due to higher fuel costs or otherwise;
         - loss of or reduced sales to significant customers as a result of a merger, acquisition, bankruptcy, liquidation or any other reason, as occurred with the liquidation of Montgomery Ward in fiscal 2001, the bankruptcy filing of Ames in August 2001 and with the reorganization of Service Merchandise Co., Inc. in 2000;
         - actions of current or new competitors, foreign or domestic, that increase competition with our products or prices;
         - the consolidation of manufacturers in the ready-to-assemble furniture industry;
         -     increased advertising costs associated with promotional efforts;
         -     increased interest rates;
         - pending or new litigation or governmental regulations such as the pending arbitration involving RadioShack;
         - other uncertainties which are difficult to predict or beyond our control; and

         - the risk that we incorrectly analyze these risks and forces, or that the strategies we develop to address them could be unsuccessful.

See also the Risk Factors section in our annual report on Form 10-K for the year ended June 30, 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our market risk is impacted by changes in interest rates, foreign currency exchange rates and certain commodity prices. Pursuant to our policies, we may use natural hedging techniques and derivative financial instruments to reduce the impact of adverse changes in market prices. We do not hold or issue derivative instruments for trading purposes. A change in interest rates of one percentage point would affect our cash interest expense by about $600,000 per year.

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

         Due to the nature of our product lines, O'Sullivan has material sensitivity to some commodities, including particleboard, fiberboard, corrugated cardboard and hardware. We manage commodity price exposures primarily through the duration and terms of our vendor contracts. A one percent change in these commodity prices, assuming none of the increase could be passed on to customers, would affect our cost of sales by approximately $1.0 million annually.

         As noted above, in fiscal 2000 we encountered price increases in certain commodities, which reduced our gross margin in the first quarter of fiscal 2001. During fiscal 2001, prices for these products declined, which helped gross margins in the second half of fiscal 2001 and the first quarter of fiscal 2002. We cannot guarantee that there will not be further price increases or decreases in these or other commodities.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         On June 29, 1999, RadioShack Corporation (formerly Tandy Corporation) filed a complaint against O'Sullivan Holdings in the District Court of Texas in Tarrant County. The complaint related to a potential reduction in O'Sullivan Holdings' tax sharing payments to RadioShack under a tax sharing and tax benefit reimbursement agreement that would result from increased interest expense after the completion of the then-proposed recapitalization and merger that closed on November 30, 1999. RadioShack claims that this reduction would violate the tax sharing agreement. The complaint sought a court order compelling O'Sullivan Holdings to submit to a dispute resolution process. Alternatively, the complaint sought a declaratory judgment that after the merger O'Sullivan Holdings must continue to make tax sharing payments to RadioShack as if the merger had not occurred.

         On October 8, 1999, the District Court ordered that O'Sullivan Holdings begin the dispute resolution process according to the terms of the tax sharing agreement. The District Court denied all other relief sought by RadioShack. Pursuant to the dispute resolution provisions, RadioShack and O'Sullivan Holdings representatives have discussed the issues in the dispute but did not reach a resolution, and the parties commenced arbitration proceedings on the matter. The hearing on the arbitration was held in October 2001, and the parties are involved in post-hearing briefing.

         During the quarters ended September 30, 2001 and 2000, O'Sullivan Holdings made no payment to RadioShack pursuant to the tax sharing agreement. If the ruling in the arbitration proceeding is in RadioShack's favor, O'Sullivan Holdings' payments under the tax sharing agreement would be substantially higher. This amount is estimated at $14.9 million for the period from November 30, 1999 through September 30, 2001. Payment of this amount, however, could cause us to be in violation of one or more of the covenants under our senior credit facility.

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


                                                   O'SULLIVAN INDUSTRIES, INC.



Date:  November 14, 2001                       By:    /s/ Richard D. Davidson
                                                    ----------------------------
                                                        Richard D. Davidson
                                                           President and
                                                       Chief Executive Officer



Date:  November 14, 2001                       By:     /s/ Phillip J. Pacey
                                                    ----------------------------
                                                          Phillip J. Pacey
                                                     Senior Vice President and
                                                      Chief Financial Officer
                                             (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


 Exhibit No.                             Description

     2.1 Amended and Restated Agreement and Plan of Merger, dated as of October 18, 1999, between O'Sullivan Industries Holdings, Inc. and OSI Acquisition, Inc. (incorporated by reference from Appendix A to Proxy Statement/Prospectus included in Amendment No. 5 to Registration Statement on Form S-4 (File No. 333-81631))

  3.1 & 4.1   Certificate of Incorporation of O'Sullivan, as amended
              (incorporated by reference from Exhibit 3.1 to Registration
              Statement on Form S-4 (File No. 333-31282))

  3.2 & 4.2   Bylaws of O'Sullivan, as amended (incorporated by reference from
              Exhibit 3.3 to Registration Statement on Form S-4 (File No.
              333-31282))

     4.3 Indenture dated as of November 30, 1999, by O'Sullivan Industries, Inc., as Issuer, O'Sullivan Industries - Virginia, Inc., as Guarantor, and Norwest Bank Minnesota, National Association, as Trustee, relating to O'Sullivan Industries, Inc.'s $100,000,000 principal amount of 13.375% senior subordinated notes (incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 (File No. 0-28493))

     4.4 Warrant Agreement dated as of November 30, 1999 between O'Sullivan Industries Holdings, Inc. and Norwest Bank Minnesota, National Association, as Warrant Agent, relating to warrants to purchase 39,273 shares of O'Sullivan Industries Holdings, Inc. Series B junior preferred stock, including form of warrant certificate (incorporated by reference to Exhibit 4.5 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 (File No. 0-28493))

     4.5 Warrant Agreement dated as of November 30, 1999 between O'Sullivan Industries Holdings, Inc. and Norwest Bank Minnesota, National Association, as Warrant Agent, relating to warrants to purchase 93,273 shares of O'Sullivan Industries Holdings, Inc. common stock, including form of warrant certificate (incorporated by reference to Exhibit 4.6 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 (File No. 0-28493))

         Pursuant to Item 601(b)(4)(iii) of Regulation S-K, O'Sullivan has not filed agreements relating to certain long-term debt aggregating $10 million. O'Sullivan agrees to furnish the Securities and Exchange Commission a copy of such agreements upon request.