Form 10-Q
period 2001-12-31
OSULLIVAN INDUSTRIES INC
filed 2002-02-14
CIK 1107978

================================================================================




                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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


         As of February 12, 2002, 100 shares of Common Stock of O'Sullivan Industries, Inc., par value $1.00 per share, were outstanding.


================================================================================


                      The Index to Exhibits is on page 23.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                  O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
       (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)


                                                                                      December 31,        June 30,
                                        Assets                                            2001              2001
                                                                                      ------------      ------------
Current assets:
     Cash and cash equivalents                                                        $     20,600      $      7,060
     Trade receivables, net of allowance for doubtful accounts
         of $3,315 and $4,750, respectively                                                 48,483            52,570
     Inventories, net                                                                       43,055            48,538
     Prepaid expenses and other current assets                                               8,229             8,820
                                                                                      ------------      ------------
         Total current assets                                                              120,367           116,988

Property, plant and equipment, net                                                          93,339            95,872
Other assets                                                                                10,919            11,912
Goodwill, net of accumulated amortization                                                   38,088            38,088
Receivable from parent                                                                         145               609
                                                                                      ------------      ------------
                  Total assets                                                        $    262,858      $    263,469
                                                                                      ============      ============

                        Liabilities and Stockholder's Deficit
Current liabilities:
     Accounts payable                                                                 $      9,730      $      8,534
     Current portion of long-term debt                                                       3,544             3,696
     Accrued advertising                                                                    15,968            10,285
     Accrued liabilities                                                                    12,239            14,156
                                                                                      ------------      ------------
         Total current liabilities                                                          41,481            36,671

Long-term debt, less current portion                                                       215,930           222,386
Other liabilities                                                                            4,043             3,338
Deferred income taxes                                                                       15,624            15,624
                                                                                      ------------      ------------
                  Total liabilities                                                        277,078           278,019

Commitments and contingent liabilities (Notes 2, 8 and 9)


Stockholder's deficit:
     Common stock, $1.00 par value; 100 shares authorized, issued and outstanding               --                --
     Retained deficit                                                                      (13,662)          (14,214)
     Accumulated other comprehensive loss                                                     (558)             (336)
                                                                                      ------------      ------------
                  Total stockholder's deficit                                              (14,220)          (14,550)
                                                                                      ------------      ------------
                  Total liabilities and stockholder's deficit                         $    262,858      $    263,469
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
                                 (in thousands)


                                                               Three months ended                   Six months ended
                                                                   December 31,                        December 31,
                                                          ------------------------------      ------------------------------
                                                              2001              2000              2001               2000
                                                          ------------      ------------      ------------      ------------
Net sales                                                 $     87,902      $     96,579      $    174,224      $    187,098
Cost of sales                                                   62,649            69,866           124,374           136,041
                                                          ------------      ------------      ------------      ------------

Gross profit                                                    25,253            26,713            49,850            51,057

Operating expenses:
    Selling, marketing and administrative                       16,719            18,859            34,956            38,586
    Restructuring charge                                            --            10,506                --            10,506
                                                          ------------      ------------      ------------      ------------
Total operating expenses                                        16,719            29,365            34,956            49,092

Operating income (loss)                                          8,534            (2,652)           14,894             1,965

Other income (expense):
   Interest expense                                             (6,184)           (8,395)          (14,200)          (16,210)
   Interest income                                                  69               100               154               237
                                                          ------------      ------------      ------------      ------------

Income (loss) before income tax provision
    and cumulative effect of accounting change                   2,419           (10,947)              848           (14,008)
Income tax provision (benefit)                                     846            (3,907)              296            (5,009)
                                                          ------------      ------------      ------------      ------------

Income (loss) before cumulative effect of accounting
    change                                                       1,573            (7,040)              552            (8,999)
Cumulative effect of accounting change, net of income
    tax benefit of $53                                              --                --                --               (95)
                                                          ------------      ------------      ------------      ------------
Net income (loss)                                         $      1,573      $     (7,040)     $        552      $     (9,094)
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


                                                                                            Six months ended
                                                                                              December 31,
                                                                                      ----------------------------
                                                                                          2001            2000
                                                                                     ------------      ------------
Cash flows provided by operating activities:
    Net income (loss)                                                                $        552      $     (9,094)
        Adjustments to reconcile net income (loss) to net cash provided by operating activities:
               Depreciation and amortization                                                7,029             7,851
               Amortization of debt issuance cost                                             786               786
               Amortization of debt discount                                                  161               139
               Interest rate collar                                                           927               959
               Bad debt expense                                                             1,017               341
               Loss on disposal of assets                                                     166               107
               Impairment of long-lived assets to be sold                                      --             8,677
               Deferred income taxes                                                           --            (2,907)
               Accrual of special payment on options to purchase Series A junior
                  preferred stock                                                             524               457
        Changes in current assets and liabilities:
               Trade receivables                                                            3,070             5,329
               Inventories                                                                  5,483             2,286
               Other assets                                                                   356              (361)
               Accounts payable, accrued liabilities and other liabilities                  5,719            (3,647)
                                                                                     ------------      ------------
Net cash flows provided by operating activities                                            25,790            10,923
                                                                                     ------------      ------------

Cash flows used for investing activities:
    Capital expenditures                                                                   (5,942)           (8,567)
                                                                                     ------------      ------------

Cash flows provided (used) by financing activities:
    Repayment of borrowings                                                                (6,772)           (1,000)
    Advances on intercompany loans                                                            464               172
                                                                                     ------------      ------------
Net cash flows used for financing activities                                               (6,308)             (828)
                                                                                     ------------      ------------

Net increase in cash and cash equivalents                                                  13,540             1,528
Cash and cash equivalents, beginning of period                                              7,060            11,867
                                                                                     ------------      ------------
Cash and cash equivalents, end of period                                             $     20,600      $     13,395
                                                                                     ============      ============


Non-cash financing activities:
    Capital expenditures included in accounts payable                                $        321      $        968


        The accompanying notes are an integral part of these consolidated financial statements.

                  O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
       (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
                                 (in thousands)


                                                  Accumulated
                                                      other            Total
                                  Retained        comprehensive     stockholder's    Comprehensive
                                  deficit             loss            deficit        income (loss)
                                ------------      -------------     ------------     -------------
Balance, June 30, 2001          $    (14,214)     $       (336)     $    (14,550)
   Net income                            552                                 552      $        552
   Other comprehensive loss                               (222)             (222)             (222)
                                ------------      ------------      ------------      ------------
Balance, December 31, 2001      $    (13,662)     $       (558)     $    (14,220)     $        330
                                ============      ============      ============      ============


        The accompanying notes are an integral part of these consolidated financial statements.

                           O'SULLIVAN INDUSTRIES, INC.
       (A WHOLLY OWNED SUBSIDIARY OF O'SULLIVAN INDUSTRIES HOLDINGS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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


                                                          Charges                           Charges
                                                          through          Balance,         through          Balance,
                                         Original         June 30,         June 30,       December 31,     December 31,
    Restructuring Charges                Accrual            2001             2001             2001             2001
-----------------------------          ------------     ------------     ------------     ------------     ------------
                                                                        (in thousands)

Employee termination benefits (1)      $      1,302     $        915     $        387     $        387     $         --
Other Utah facility exit costs (1)              527              282              245              245               --
                                       ------------     ------------     ------------     ------------     ------------
     Total                             $      1,829     $      1,197     $        632     $        632     $         --
                                       ============     ============     ============     ============     ============

         (1) Included in accrued liabilities in the accompanying consolidated balance sheets.

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

         As required under the senior credit facility, O'Sullivan hedged one-half of its term loans with an initial notional amount of $67.5 million with a three-year, costless interest rate collar. The collar, which expires in March 2003, is based on three-month LIBOR and has a floor of 6.43% and a ceiling of 8.75%. O'Sullivan recorded additional (reduced) interest expense of $(274,000) and $721,000 for the quarters ended December 31, 2001 and

December 31, 2000, respectively. For the six months ended December 31, 2001 and December 31, 2000, O'Sullivan recognized additional interest expense associated with the interest rate collar of $927,000 and $959,000, respectively. These amounts represent the changes in fair value of the interest rate collar. To terminate this contract at December 31, 2001 and June 30, 2001, O'Sullivan would have been required to pay the counter-party approximately $3.0 million and $2.1 million, respectively. These amounts have been recorded in other liabilities in the accompanying consolidated balance sheets.

NOTE 4--NEW ACCOUNTING STANDARDS

         In April 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. This issue addresses the income statement classification of slotting fees, cooperative advertising arrangements and buydowns. The consensus will require that certain customer promotional payments that are currently classified as selling expenses be classified as a reduction of revenue. Although the impact of EITF 00-25 on the consolidated financial statements is still being evaluated, when O'Sullivan adopts EITF 00-25, it will reclassify certain selling, marketing and administrative expenses as a reduction of net sales. EITF 00-25 will become effective for financial periods beginning after December 15, 2001, but its adoption by O'Sullivan will have no impact on operating income (loss) or net income (loss). O'Sullivan will adopt EITF 00-25 no later than March 31, 2002, as required.

         The Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets, on June 30, 2001. O'Sullivan adopted SFAS 142 on July 1, 2001, the beginning of its 2002 fiscal year. With the adoption of SFAS 142, goodwill of approximately $38.1 million is no longer subject to amortization over its estimated useful life. Rather, goodwill will be assessed regularly for impairment by applying a fair-value-based test. SFAS 142 requires that the initial impairment test be performed within six months of the adoption date. O'Sullivan has completed the initial valuation of the reporting unit, using the enterprise as the reporting unit. Because the book value of the reporting unit is below the fair value of the reporting unit, there is no impairment loss. O'Sullivan has discontinued amortizing approximately $1.7 million of goodwill per year. O'Sullivan recorded $417,000 of goodwill amortization expense in the quarter ended December 31, 2000 and $834,000 for the six months ended December 31, 2000. Adjusted net income (loss) for the quarter and six months ended December 31, 2000 and the three previous fiscal years ending June 30 had such amortization not been recorded is shown in the following table.


                               Three months      Six months
                                  ended             ended                     Fiscal year ended June 30,
                                     December 31, 2000                 2001              2000             1999
                               ------------------------------      ------------      ------------     ------------
                                                                  (in thousands)
Adjusted net income (loss)     $     (6,691)     $     (8,397)     $     (4,976)     $     10,243     $     23,272



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

NOTE 5--SHIPPING AND HANDLING COSTS

         O'Sullivan reports amounts billed to customers as revenue, the cost for warehousing operations in cost of sales and freight out costs as part of selling, marketing and administrative expenses. Freight out costs included in selling, marketing and administrative expenses in the second quarters of fiscal 2002 and fiscal 2001 were approximately $2.2 million and $3.1 million, respectively. Freight out costs in the six months ended December 31, 2001 and December 31, 2000 were $4.5 million and $6.4 million, respectively.

NOTE 6--INVENTORY

         Inventory, net, consists of the following:


                    December 31,         June 30,
                        2001              2001
                    ------------     ------------
                           (in thousands)

Finished goods      $     28,417     $     35,798
Work in process            4,605            4,256
Raw materials             10,033            8,484
                    ------------     ------------
                    $     43,055     $     48,538
                    ============     ============

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

CONDENSED CONSOLIDATING STATEMENTS OF INCOME



                                                         Three months ended December 31, 2001
                                                                    (in thousands)
                                             --------------------------------------------------------------
                                                              O'Sullivan
                                              O'Sullivan      Industries -    Consolidating
                                              Industries       Virginia        Adjustments     Consolidated
                                             ------------     ------------    -------------    ------------
Net sales                                    $     61,676     $     26,226     $         --    $     87,902
Cost of sales                                      42,940           19,709               --          62,649
                                             ------------     ------------     ------------    ------------

Gross profit                                       18,736            6,517               --          25,253
                                             ------------     ------------     ------------    ------------

Operating expenses:
    Selling, marketing and administrative          13,155            3,564               --          16,719
                                             ------------     ------------     ------------    ------------

Operating income                                    5,581            2,953               --           8,534
Other income (expense):
    Interest expense                               (6,035)            (149)              --          (6,184)
    Interest income                                    69               --               --              69
                                             ------------     ------------     ------------    ------------

Income (loss) before income tax provision            (385)           2,804               --           2,419
Income tax provision (benefit)                       (135)             981               --             846
                                             ------------     ------------     ------------    ------------

Net income (loss)                            $       (250)    $      1,823     $         --    $      1,573
                                             ============     ============     ============    ============


                                                         Three months ended December 31, 2000
                                                                     (in thousands)
                                             ---------------------------------------------------------------
                                                              O'Sullivan
                                              O'Sullivan      Industries -    Consolidating
                                              Industries        Virginia        Adjustments     Consolidated
                                             ------------     ------------    -------------     ------------
Net sales                                    $     72,544     $     24,035     $         --     $     96,579
Cost of sales                                      51,089           18,777               --           69,866
                                             ------------     ------------     ------------     ------------

Gross profit                                       21,455            5,258               --           26,713
                                             ------------     ------------     ------------     ------------

Operating expenses:


    Selling, marketing and administrative          15,327            3,532               --           18,859
    Restructuring charge                           10,506               --               --           10,506
                                             ------------     ------------     ------------     ------------
Total operating expenses                           25,833            3,532               --           29,365
                                             ------------     ------------     ------------     ------------

Operating income (loss)                            (4,378)           1,726               --           (2,652)
Other income (expense):
    Interest expense                               (8,178)            (217)              --           (8,395)
    Interest income                                   100               --               --              100
                                             ------------     ------------     ------------     ------------

Income (loss) before income tax provision         (12,456)           1,509               --          (10,947)
Income tax provision (benefit)                     (4,436)             529               --           (3,907)
                                             ------------     ------------     ------------     ------------
Net income (loss)                            $     (8,020)    $        980     $         --     $     (7,040)
                                             ============     ============     ============     ============



                                                         Six months ended December 31, 2001
                                                                    (in thousands)
                                             --------------------------------------------------------------
                                                              O'Sullivan
                                              O'Sullivan      Industries -    Consolidating
                                              Industries        Virginia        Adjustments    Consolidated
                                             ------------     ------------    -------------    ------------
Net sales                                    $    125,143     $     49,081     $         --    $    174,224
Cost of sales                                      88,175           36,199               --         124,374
                                             ------------     ------------     ------------    ------------

Gross profit                                       36,968           12,882               --          49,850
                                             ------------     ------------     ------------    ------------

Operating expenses:
    Selling, marketing and administrative          27,481            7,475               --          34,956
                                             ------------     ------------     ------------    ------------

Other income (expense):
    Interest expense                              (13,885)            (315)              --         (14,200)
    Interest income                                   154               --               --             154
                                             ------------     ------------     ------------    ------------

Income (loss) before income tax provision          (4,244)           5,092               --             848
Income tax provision (benefit)                     (1,484)           1,780               --             296
                                             ------------     ------------     ------------    ------------
Net income (loss)                            $     (2,760)    $      3,312     $         --    $        552
                                             ============     ============     ============    ============


                                                                  Six months ended December 31, 2000
                                                                             (in thousands)
                                                  --------------------------------------------------------------
                                                                   O'Sullivan
                                                   O'Sullivan      Industries -    Consolidating
                                                   Industries        Virginia       Adjustments     Consolidated
                                                  ------------     ------------    -------------    ------------
Net sales                                         $    138,581     $     48,517     $         --    $    187,098
Cost of sales                                           97,248           38,793               --         136,041
                                                  ------------     ------------     ------------    ------------
Gross profit                                            41,333            9,724               --          51,057
                                                  ------------     ------------     ------------    ------------

Operating expenses:
    Selling, marketing and administrative               31,316            7,270               --          38,586
    Restructuring charge                                10,506               --               --          10,506
                                                  ------------     ------------     ------------    ------------
Total operating expenses                                41,822            7,270               --          49,092
                                                  ------------     ------------     ------------    ------------

Operating income (loss)                                   (489)           2,454               --           1,965

Other income (expense):
    Interest expense                                   (15,779)            (431)              --         (16,210)
    Interest income                                        237               --               --             237
                                                  ------------     ------------     ------------    ------------

Income (loss) before income tax provision
    and cumulative effect of accounting change         (16,031)           2,023               --         (14,008)
Income tax provision (benefit)                          (5,721)             712               --          (5,009)
                                                  ------------     ------------     ------------    ------------

Income (loss) before cumulative effect of
    accounting change                                  (10,310)           1,311               --          (8,999)
Cumulative effect of accounting change, net of
    income tax benefit of $53                              (95)              --               --             (95)
                                                  ------------     ------------     ------------    ------------
Net income (loss)                                 $    (10,405)    $      1,311     $         --    $     (9,094)
                                                  ============     ============     ============    ============


CONDENSED CONSOLIDATING BALANCE SHEETS


                                                                        December 31, 2001
                                                                          (in thousands)
                                                   --------------------------------------------------------------
                                                                    O'Sullivan
                                                    O'Sullivan      Industries -   Consolidating
                                                    Industries        Virginia      Adjustments      Consolidated
                                                   ------------     ------------   -------------     ------------
ASSETS:
    Current assets                                 $    107,644     $     12,723    $         --     $    120,367
    Property, plant and equipment, net                   58,830           34,509              --           93,339
    Other assets                                         10,803              116              --           10,919
    Investment in subsidiary                             38,449               --         (38,449)              --
    Goodwill                                             38,088               --              --           38,088
    Receivable from parent                                  145           13,158         (13,158)             145
                                                   ------------     ------------    ------------     ------------
        Total assets                               $    253,959     $     60,506    $    (51,607)    $    262,858
                                                   ============     ============    ============     ============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
    Current liabilities                            $     32,418     $      9,063    $         --     $     41,481
    Long-term debt                                      205,930           10,000              --          215,930
    Payable to affiliates                                13,158               --         (13,158)              --
    Other liabilities                                     4,043               --              --            4,043
    Deferred income taxes                                12,630            2,994              --           15,624
    Stockholder's equity (deficit)                      (14,220)          38,449         (38,449)         (14,220)
                                                   ------------     ------------    ------------     ------------
        Total liabilities and stockholder's
           equity (deficit)                        $    253,959     $     60,506    $    (51,607)    $    262,858
                                                   ============     ============    ============     ============


                                                                         June 30, 2001
                                                                         (in thousands)
                                                   --------------------------------------------------------------
                                                                    O'Sullivan
                                                    O'Sullivan      Industries -   Consolidating
                                                    Industries        Virginia      Adjustments      Consolidated
                                                   ------------     ------------   -------------     ------------
ASSETS:
    Current assets                                 $    102,821     $     14,167    $         --     $    116,988
    Property, plant and equipment, net                   61,737           34,135              --           95,872
    Other assets                                         11,795              117              --           11,912
    Investment in subsidiary                             35,136               --         (35,136)              --
    Goodwill                                             38,088               --              --           38,088
    Receivable from parent                                  609            7,264          (7,264)             609
                                                   ------------     ------------    ------------     ------------
        Total assets                               $    250,186     $     55,683    $    (42,400)    $    263,469
                                                   ============     ============    ============     ============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
    Current liabilities                            $     29,118     $      7,553    $         --     $     36,671
    Long-term debt                                      212,386           10,000              --          222,386
    Payable to affiliates                                 7,264               --          (7,264)              --
    Other liabilities                                     3,338               --              --            3,338
    Deferred income taxes                                12,630            2,994              --           15,624
    Stockholder's equity (deficit)                      (14,550)          35,136         (35,136)         (14,550)
                                                   ------------     ------------    ------------     ------------
        Total liabilities and stockholder's
            equity (deficit)                       $    250,186     $     55,683    $    (42,400)    $    263,469
                                                   ============     ============    ============     ============


CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS


                                                                  Six months ended December 31, 2001
                                                                             (in thousands)
                                                   ---------------------------------------------------------------
                                                                     O'Sullivan
                                                    O'Sullivan      Industries -    Consolidating
                                                    Industries        Virginia       Adjustments      Consolidated
                                                   ------------     ------------    -------------     ------------
Net cash flows provided by operating activities    $     17,400     $      8,390     $         --     $     25,790
                                                   ------------     ------------     ------------     ------------
Investing activities:
    Capital expenditures                                 (3,446)          (2,496)              --           (5,942)
    Repayment of loans to affiliates                      5,894               --           (5,894)              --
                                                   ------------     ------------     ------------     ------------
        Net                                               2,448           (2,496)          (5,894)          (5,942)
                                                   ------------     ------------     ------------     ------------
Financing activities:
    Advances on intercompany loans                          464           (5,894)           5,894              464
    Repayment of borrowings                              (6,772)              --               --           (6,772)
                                                   ------------     ------------     ------------     ------------
        Net                                              (6,308)          (5,894)           5,894           (6,308)
                                                   ------------     ------------     ------------     ------------

Cash and cash equivalents:
    Net increase in cash and cash equivalents            13,540               --               --           13,540
    Cash and cash equivalents, beginning of
        period                                            7,056                4               --            7,060
                                                   ------------     ------------     ------------     ------------
    Cash and cash equivalents, end of period       $     20,596     $          4     $         --     $     20,600
                                                   ============     ============     ============     ============


                                                             Six months ended December 31, 2000
                                                                          (in thousands)
                                                   ---------------------------------------------------------------
                                                                    O'Sullivan
                                                    O'Sullivan      Industries -    Consolidating
                                                    Industries        Virginia       Adjustments      Consolidated
                                                   ------------     ------------    -------------     ------------
Net cash flows provided by operating activities    $      5,915     $      5,008     $         --     $     10,923
                                                   ------------     ------------     ------------     ------------
Investing activities:
    Capital expenditures                                 (3,845)          (4,722)              --           (8,567)
    Repayment of loans to affiliates                        286               --             (286)              --
                                                   ------------     ------------     ------------     ------------
        Net                                              (3,559)          (4,722)            (286)          (8,567)
                                                   ------------     ------------     ------------     ------------

Financing activities:
    Advances on intercompany loans                          172             (286)             286              172
    Repayment of borrowings                              (1,000)              --               --           (1,000)
                                                   ------------     ------------     ------------     ------------
        Net                                                (828)            (286)             286             (828)
                                                   ------------     ------------     ------------     ------------

Cash and cash equivalents:
    Net increase in cash and cash
        equivalents                                       1,528               --               --            1,528
    Cash and cash equivalents, beginning of
        period                                           11,863                4               --           11,867
                                                   ------------     ------------     ------------     ------------
    Cash and cash equivalents, end of  period      $     13,391     $          4     $         --     $     13,395
                                                   ============     ============     ============     ============

NOTE 8--RELATED PARTY TRANSACTIONS

         O'Sullivan entered into a management services agreement with Bruckmann, Rosser, Sherrill & Co., Inc. for strategic and financial advisory services on November 30, 1999. The fee for these services is the greater of (a) 1% of O'Sullivan's consolidated cash flow (as defined in the indenture related to the O'Sullivan senior subordinated notes) or (b) $300,000 per year. Under the management services agreement, BRS can also receive reimbursement for expenses which are limited to $50,000 a year by the senior credit facility.

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

         The management fees and reimbursable expenses of $122,000 and $169,000 recognized in the second quarter of fiscal years 2002 and 2001, respectively, and the fees and expenses of $220,000 and $254,000 recognized in the first six months of fiscal years 2002 and 2001, respectively, are included in selling, marketing and administrative expense in the accompanying consolidated statements of operations. The amounts due BRS at December 31, 2001 and June 30, 2001 approximated $438,000 and $218,000, respectively. The amounts are included in accrued liabilities on the accompanying consolidated balance sheets.

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

        On October 8, 1999, the District Court ordered that O'Sullivan Holdings begin the dispute resolution process according to the terms of the tax sharing agreement. The District Court denied all other relief sought by RadioShack. Pursuant to the dispute resolution provisions, RadioShack and O'Sullivan Holdings representatives discussed the issues in the dispute but did not reach a resolution, and the parties commenced arbitration proceedings on the matter. The hearing on the arbitration was held in October 2001, and the parties have completed post-hearing briefing.

        During the quarters and six months ended December 31, 2001 and 2000, O'Sullivan Holdings made no payment to RadioShack pursuant to the tax sharing agreement. O'Sullivan Holdings believes it is now, and expects to continue to be, in full compliance with the tax sharing agreement. If the ruling in the arbitration proceeding is in RadioShack's favor, O'Sullivan Holdings' payments under the tax sharing agreement would be substantially higher. This amount is estimated at $16.2 million for the period from November 30, 1999 through December 31, 2001. Payment of this amount, however, could cause O'Sullivan to be in violation of one or more of the covenants under its senior credit facility.

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

        The domestic ready-to-assemble furniture market grew at a compound annual growth rate of about 8.75% from 1997 through 2000, according to Homeworld Business. Sales for the RTA furniture market, however, declined about 11% in calendar 2001. After two years of sales growth in excess of 10%, our net sales declined 11.3% in fiscal 2001 and 6.9% in the first half of fiscal 2002. Our sales declined for several reasons:

         -> the stalling of growth in sales of personal computers, which reduced the need for computer desks and workstations;

         -> the slowdown of economic growth and consumer spending in the United States, particularly in the office superstore channel;

         -> store closings by a number of customers, including OfficeMax, Office Depot, Montgomery Ward and ShopKo;

         ->       the bankruptcy of Ames and Service Merchandise;

         ->       the liquidation of Montgomery Ward;

         -> inventory reductions by our customers, particularly in the office superstore channel; and

         -> the decline in price of the average unit sold, reflecting a trend toward more promotional merchandise.

        These factors, along with the economic repercussions from the September 11, 2001 terrorist attacks, continue to affect our business in fiscal 2002. Our current estimate is that sales for the third quarter of fiscal 2002 will be about the same as sales in the third quarter of fiscal 2001. While we have confidence in the long term future of the RTA furniture industry, we cannot predict when our sales will return to their historical growth rates.

        We purchase large quantities of raw materials, including particleboard and fiberboard. We are dependent on our outside suppliers for all of these raw materials. Therefore, we are subject to changes in the prices charged by our suppliers. In fiscal 2000, our operating income was reduced by price increases of these commodities. In fiscal 2001, particleboard and fiberboard prices declined, increasing our operating income in the latter portion of the year. Industry pricing for particleboard was flat to slightly lower in the first half of fiscal 2002. However, we cannot assure you that raw material prices will not increase in the future.

RESULTS OF OPERATIONS

        Net Sales. Net sales for the quarter ended December 31, 2001 decreased by $8.7 million, or 9.0%, to $87.9 million from $96.6 million for the quarter ended December 31, 2000. For the six-month period ended December 31, 2001, net sales decreased $12.9 million, or 6.9%, to $174.2 million from $187.1 million. Our sales were hurt for the reasons described above, including the bankruptcy of Montgomery Ward in December 2000 and its subsequent liquidation. Sales decreases in the office superstore, department store/catalog showroom and regional mass merchant channels were offset somewhat by sales increases in the home center and mass merchant channels.

        On January 22, 2002, Kmart Corporation, which accounted for around 8% of our gross sales in the first six months of fiscal 2001, filed for Chapter 11 bankruptcy court protection. As part of its reorganization, Kmart has announced plans to evaluate the performance of each of its 2,114 stores by the end of the first quarter of calendar 2002. Kmart has stated it will close unprofitable and under-performing stores. Kmart said it has secured financing of $2 billion to help the company's cash flow while it restructures and hopes to emerge from Chapter 11 in 2003. O'Sullivan increased its allowance for doubtful accounts by $700,000 during the quarter ended December 31, 2001 because of the Kmart bankruptcy. O'Sullivan has resumed shipments to the company on a post-petition basis and anticipates significant sales to Kmart in the future. However, there can be no assurance that we will ship as much to Kmart as we did in prior periods or that Kmart will be successful in its restructuring efforts.

        Gross Profit. Gross profit decreased to $25.3 million, or 28.7% of sales, for the three month period ended December 31, 2001, from $26.7 million, or 27.7% of sales, for the comparable prior year quarter. For the six months ended December 31, 2001, gross profit declined to $49.9 million, or 28.6% of sales, from $51.1 million, or 27.3% of sales, in the first half of fiscal 2001. Our decrease in gross profit dollars was primarily due to decreased sales volume and excess capacity partially offset by lower material prices and the cost savings from the January 2001 closure of our Utah manufacturing plant.

        Selling, Marketing, and Administrative Expenses. Selling, marketing and administrative expenses decreased to $16.7 million, or 19.0% of sales, for the three month period ended December 31, 2001, from $18.9 million, or 19.5% of sales, for the quarter ended December 31, 2000. For the six months ended December 31, 2001, selling, marketing and administrative expenses declined 9.4% from last year to $35.0 million. The decrease in selling, marketing and administrative expenses was due to program changes with two major customers that decreased freight out and promotional expenses. These decreases were partially offset by increased bad debt expense associated with the Kmart bankruptcy filing and by increased legal fees associated with the RadioShack arbitration proceedings.

        Restructuring Charge. In November 2000, we announced a strategic restructuring plan intended to ensure long-term stability and prosperity. The slowdown in sales during the first half of fiscal 2001 caused us to reassess our business plan, specifically expenses and available production capacity. The sales downturn, combined with improvements in production efficiencies and expansions at the Missouri and Virginia plants during the past few years, provided production capacity that exceeded our near term sales requirements. Based on forecasted sales, the Missouri and Virginia plants would provide sufficient production for the next two and possibly three fiscal years with minimal capital expenditures for increased capacity after ongoing projects were completed. Accordingly, we closed the Utah facility on January 19, 2001.

        We are actively attempting to sell the Utah land, building and excess equipment as soon as practicable. We have relocated certain equipment to the Missouri and Virginia plants. Fixed assets with a net book value of $20.3 million were written down to estimated fair value, resulting in an impairment charge of approximately $8.7 million. The impairment charge is reflected in accumulated depreciation on the accompanying consolidated balance sheet. The fair value is an estimate, and the impairment may be adjusted in the future. We also recognized a $495,000 cash expense for the involuntary termination of 325 management and non-management employees at the Utah facility as well as exit costs of approximately $527,000 for increased workers' compensation claims, real and personal property taxes and security expenses applicable to the Utah facility closure.

        We reduced the administrative and support staff in the Lamar, Missouri headquarters through voluntary and involuntary terminations. About 40 employees received termination packages totaling approximately $807,000. The total restructuring charge of $10.5 million is included as a separate line item on the accompanying consolidated statement of operations.

        The following summarizes the restructuring charge:


                                                                                       Charges
                                                       Charges         Balance,        through         Balance,
                                       Original        through         June 30,      December 31,    December 31,
      Restructuring Charges             Accrual     June 30, 2001        2001           2001             2001
--------------------------------     ------------   -------------    ------------    ------------    ------------
                                                                   (in thousands)

Employee termination benefits(1)     $      1,302    $        915    $        387    $        387    $         --
Other Utah facility exit costs(1)             527             282             245             245              --
                                     ------------    ------------    ------------    ------------    ------------
     Total                           $      1,829    $      1,197    $        632    $        632    $         --
                                     ============    ============    ============    ============    ============

         (1) Included in accrued liabilities in the accompanying consolidated balance sheets.

        Depreciation and Amortization. Depreciation and amortization expenses declined to $3.6 million for the second quarter of fiscal 2002 compared to $3.9 million for the second quarter of fiscal 2001. For the six months ended December 31, 2001, depreciation and amortization expenses declined $822,000 to $7.0 million from $7.9 million for the six months ended December 31, 2000. The decline was due to the closing of our Cedar City, Utah facility in January 2001 and the discontinuance of goodwill amortization upon the adoption of SFAS 142, partially offset by capital additions for capacity expansion and manufacturing equipment upgrades put into service in fiscal 2001 and 2002.

        Operating Income (Loss). Operating income increased $11.2 million to $8.5 million for the quarter ended December 31, 2001 from a loss of $2.7 million in the quarter ended December 31, 2000. Operating income increased $12.9 million from $2.0 million in the six months ended December 31, 2000 to $14.9 million in the six months ended December 31, 2001. The restructuring charge in fiscal 2001 reduced operating income by $10.5 million. Decreased sales and the associated decrease in gross profits were offset by lower selling, marketing and administrative expenses in the three month and six month periods ended December 31, 2001.

        Net Interest Expense. Net interest expense decreased from $8.3 million in the second quarter of fiscal 2001 to $6.1 million in the second quarter of fiscal 2002. For the six months ended December 31, 2001, net interest expense declined $2.0 million to $14.0 million from $16.0 million in the six months ended December 31, 2000. Interest expense decreased due to the change in fair value of our interest rate collar as well as our repayment of debt and lower variable interest rates on a portion of our debt. The following table describes the components of net interest expense.


                                                                   Three months ended                 Six months ended
                                                                       December 31,                     December 31,
                                                              -----------------------------     -----------------------------
                                                                                      (in thousands)
                                                                  2001             2000             2001             2000
                                                              ------------     ------------     ------------     ------------
Interest expense on senior credit facility,
    industrial revenue bonds and senior subordinated notes    $      5,983     $      7,211     $     12,326     $     14,326
Interest rate collar                                                  (274)             721              927              959
Amortization of debt discount                                           82               70              161              139
Amortization of loan fees                                              393              393              786              786
Interest income                                                        (69)            (100)            (154)            (237)
                                                              ------------     ------------     ------------     ------------
Net interest expense                                          $      6,115     $      8,295     $     14,046     $     15,973
                                                              ============     ============     ============     ============

         Income Tax Provision (Benefit). Our income tax benefit declined from $3.9 million in the three months ended December 31, 2000 to an expense of $846,000 in the three months ended December 31, 2001. The income tax provision for the first six months of fiscal 2002 was $296,000 compared to the income tax benefit of $5.0 million in the first six months of fiscal 2001. The effective tax rate remained constant at 35%.

         Cumulative Effect of Accounting Change. Upon the adoption of SFAS 133 in July 2000, O'Sullivan recognized a liability of $386,000 based upon the fair value of a costless interest rate collar initiated on February 28, 2000. That portion of the liability incurred prior to fiscal 2001, $148,000, is included, net of income tax benefit of $53,000, as cumulative effect of accounting change on the accompanying consolidated statement of operations.

         Net Income (Loss). Net income increased $8.6 million from a loss of $7.0 million in the second quarter of fiscal 2001 to income of $1.6 million in the second quarter of fiscal 2002. For the six-month period ended December 31, 2001, net income increased $9.6 million to $552,000, or 0.3% of sales, from a net loss of $9.1 million, or 4.9% of sales, in fiscal 2001. The restructuring charge of $10.5 million decreased net income in the three months and six months ended December 31, 2000.

         EBITDA. EBITDA, which we define as earnings before interest income and interest expense, income taxes, depreciation and amortization, increased by $10.9 million to $12.1 million for the quarter ended December 31, 2001 from $1.3 million for the prior year quarter. For the six months ended December 31, 2001, EBITDA increased $12.1 million to $21.9 million from $9.8 million for the comparable period a year ago. The restructuring charge of $10.5 million decreased EBITDA in the three months and six months ended December 31, 2000. The increase in EBITDA during the six months ending December 31, 2001 was also due to lower material prices and the closure of the less efficient Cedar City, Utah plant in January 2001, partially offset by lower sales volume.

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

         The following table reconciles net income (loss) to EBITDA for the three and six months ended December 31, 2001 and December 31, 2000.



                                               Three months ended                 Six months ended
                                                   December 31,                     December 31,
                                           ----------------------------     ----------------------------
                                                                  (in thousands)
                                               2001            2000             2001            2000
                                           ------------    ------------     ------------    ------------
Net income (loss)                          $      1,573    $     (7,040)    $        552    $     (9,094)
Cumulative effect of accounting change,
    net of income tax benefit of $53                 --              --               --              95
Income tax provision (benefit)                      846          (3,907)             296          (5,009)
Interest expense, net                             6,115           8,295           14,046          15,973
                                           ------------    ------------     ------------    ------------
Operating income (loss)                    $      8,534    $     (2,652)    $     14,894    $      1,965
Depreciation and amortization                     3,608           3,932            7,029           7,851
                                           ------------    ------------     ------------    ------------
EBITDA                                     $     12,142    $      1,280     $     21,923    $      9,816
                                           ============    ============     ============    ============

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of liquidity are cash flows from operations and borrowings under our senior secured credit facility, which is discussed below. Our liquidity requirements will be to pay our debt, including interest expense under the senior credit facility and notes, payments to RadioShack and to provide for working capital and capital expenditures. Decreased demand for our products could decrease our cash flow from operations and the availability of borrowings under our credit facility.

         Working Capital. As of December 31, 2001, cash and cash equivalents totaled $20.6 million. Net working capital was $78.9 million at December 31, 2001 compared to $80.3 million at June 30, 2001. Higher cash balances were offset by decreased accounts receivable and inventories, seasonal increases in accrued advertising and increases in accounts payable and accrued compensation.

         Operating Activities. Net cash provided by operating activities for the six months ended December 31, 2001 was $25.8 million compared to net cash provided of $10.9 million for the six months ended December 31, 2000. Cash flow from operations increased year-over-year for the following reasons.

         -> We increased our net income to $552,000 in the first half of fiscal 2002 from a net loss of $9.1 million in the first half of fiscal 2001. The largest portion of the improvement was due to the December 2000 restructuring charge of $10.5 million. Of this charge, $8.7 million was non-cash, partially offset by the $2.9 million increase in deferred income taxes associated with the charge.

         -> Cash was provided by an increase in accounts payable of $2.7 million in the six months ended December 31, 2001, while cash totaling $3.9 million was used to fund a decrease in accounts payable in the prior year period. Payables for capital improvements accounted for $2.1 million of this change as our projects in Virginia and Missouri are now largely complete. The pending closure of the Utah facility also decreased our payables at December 31, 2000 as we were not ordering raw materials for that facility. The remaining decrease in the six months ended December 31, 2000 was due to declining sales. The increase in payables during the six months ended December 31, 2001 was primarily due to new import lines.

         -> In the first six months of fiscal 2001, accrued liabilities declined $5.8 million principally due to reduced profit sharing and incentive compensation. In the first six months of fiscal 2002, accrued liabilities increased $633,000.

         -> We reduced inventory by $5.5 million in the first six months of fiscal 2002 because of lower sales and tight controls. This reduction was greater than the $2.3 million decline in the first half of fiscal 2001.

Two significant items partially offset the increase in cash flow provided by operating activities from the first half of fiscal 2002 over the first half of fiscal 2001:

         -> Accounts receivable declined $3.1 million in the first half of fiscal 2002, less than the $5.3 million decline in the first half of fiscal 2001, providing more cash in the first six months of fiscal 2001 than in the same period of fiscal 2002.

         -> Decreases in accrued restructuring charges used $632,000 of cash in the fiscal 2002 first half, while accrued restructuring charges increased by $1.8 million in the fiscal 2001 first half.

         Investing Activities. We invested $5.9 million for capital expenditures for the six months ended December 31, 2001 compared to $8.6 million for the prior year six month period. We currently estimate that the total capital expenditure requirements for the remainder of the fiscal year will be approximately $4.0 million, which we expect to fund from cash flow from operations or cash on hand. Our ability to make future capital expenditures is subject to certain restrictions under our senior credit facility.

         Financing Activities. On November 30, 1999 we completed our merger and recapitalization. Our consolidated indebtedness at December 31, 2001 was $224.3 million consisting of:

         o $100.0 million in 13-3/8% senior subordinated notes due 2009 issued with warrants to purchase 6.0% of our common and Series B junior preferred stock on a fully diluted basis. These warrants were assigned a value of $3.5 million. These notes were issued at a price of 98.046% providing $98.0 million in cash proceeds before expenses related to the issuance.

         o $114.3 million in a senior secured credit facility consisting of a five year $26.6 million term loan, a seven and one-half year $87.7 million term loan and a $40.0 million revolving line of credit, currently with no borrowings. The current portion of these term loans is approximately

                  $3.5 million. The revolving line of credit has a $15.0 million sub-limit for letters of credit, of which we are currently utilizing approximately $13.3 million.

         o        $10.0 million in variable rate industrial revenue bonds.

         During the six months ended December 31, 2001, we made regularly scheduled principal payments of $1.8 million against the term loans included in our senior secured credit facility and a $5.0 million prepayment. We expect to fund principal and interest payments on our debt from cash flow from operations, cash on hand or borrowings under our revolver. Our borrowing availability under our credit facility was approximately $10.6 million at December 31, 2001. Decreased demand for our products could decrease our cash flow from operations and the availability of borrowings under our credit facility.

         The credit facility and notes are subject to certain financial and operational covenants and other restrictions, including among others, requirements to maintain certain financial ratios and restrictions on our ability to incur additional indebtedness. The financial covenants contained in the credit facility, as amended, are as follows:

         -> Our consolidated leverage ratio must be less than 4.60. The ratio at December 31, 2001 was 4.41.

         ->       Our consolidated interest coverage ratio must be greater than
                  1.80. The ratio at December 31, 2001 was 1.86.

         -> Our consolidated fixed charge coverage ratio must be greater than 1.10. The ratio at December 31, 2001 was 1.20.

         -> Our senior debt coverage ratio must be less than 2.85. The ratio at December 31, 2001 was 2.44.

         -> Our consolidated EBITDA must be at least $52 million for the fiscal year ending June 30, 2002.

EBITDA and consolidated interest expense as defined in the credit facility for the twelve months ended December 31, 2001 were $50.9 million and $27.4 million, respectively. In addition, the agreements effectively prohibit the payment of dividends on our stock. At December 31, 2001 we were in compliance with all applicable debt covenants.

         As required under the senior credit facility, we hedged one-half of our term loans with an initial notional amount of $67.5 million with a costless interest rate collar. The collar is based on three-month LIBOR with a floor of 6.43% and a ceiling of 8.75%. To terminate this contract at December 31, 2001, we would have been required to pay the counter-party approximately $3.0 million. The counter-party to our interest rate collar provides us with the payment amount that would be required to terminate the collar as of the end of each quarter. We recorded the change in fair value of the collar as increased or decreased interest expense in the consolidated statements of operations and included the resulting liability in other liabilities on the consolidated balance sheets.

         Tax Sharing Agreement. During the six months ended December 31, 2001, O'Sullivan Holdings made no payment to RadioShack pursuant to the Tax Sharing and Tax Reimbursement Agreement between O'Sullivan Holdings and Radio Shack. O'Sullivan Holdings believes it is now, and expects to continue to be, in full compliance with the tax sharing agreement. The effect of the merger upon our payments to RadioShack under this agreement is the subject of an arbitration proceeding. If the ruling in the arbitration proceeding were in RadioShack's favor, our payments under the tax sharing agreement would be substantially higher. For the period from November 30, 1999 through December 31, 2001, we estimate this amount at $16.2 million. Payment of this amount, however, could cause us to be in violation of one or more of the covenants under our senior credit facility.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

         On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, bad debts, inventories, intangible assets, income taxes, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

         ->       We recognize revenue and profit when title passes.

         -> We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives. Market conditions could require us to take actions to increase customer incentive offerings. These offerings could reduce our revenues or increase our expenses when the incentive is offered.

         -> We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         -> We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and its estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required.

         -> We record our deferred tax assets at the amount that the asset is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, we would adjust the deferred tax asset, increasing income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, we would charge to income an adjustment to the deferred tax asset in the period such determination was made.

         -> We recorded asset impairment charges, employee termination benefits and other exit costs related to a business restructuring plan to reduce production capacity and operating expenses. If market conditions deteriorate further, additional write-downs on the building and equipment may be necessary.

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

         o changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, including new domestic or foreign entrants into the industry, customer acceptance of existing and new products, terrorist attacks or otherwise, as we experienced in fiscal 2001 and the first half of fiscal 2002;

         o pricing pressures due to excess capacity in the ready-to-assemble furniture industry, as occurred in 1995 and is occurring again now, or customer demand in excess of our ability to supply product;

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

         o actions of current or new competitors, foreign or domestic, that increase competition with our products or prices;

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

         As noted above, in fiscal 2000 we encountered price increases in certain commodities, which reduced our gross margin in the first quarter of fiscal 2001. During fiscal 2001, prices for these products declined, which helped gross margins in the second half of fiscal 2001 and the first half of fiscal 2002. Prices for these and other commodities will continue to fluctuate.

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

         On October 8, 1999, the District Court ordered that O'Sullivan Holdings begin the dispute resolution process according to the terms of the tax sharing agreement. The District Court denied all other relief sought by RadioShack. Pursuant to the dispute resolution provisions, RadioShack and O'Sullivan Holdings' representatives discussed the issues in the dispute but did not reach a resolution, and the parties commenced arbitration proceedings on the matter. The hearing on the arbitration was held in October 2001, and the parties have completed post-hearing briefing.

         During the six months ended December 31, 2001 and 2000, O'Sullivan Holdings made no payment to RadioShack pursuant to the tax sharing agreement. O'Sullivan Holdings believes it is now, and expects to continue to be, in full compliance with the tax sharing agreement. If the ruling in the arbitration proceeding is in RadioShack's favor, O'Sullivan Holdings' payments under the tax sharing agreement would be substantially higher. This amount is estimated at $16.2 million for the period from November 30, 1999 through December 31, 2001. Payment of this amount, however, could cause us to be in violation of one or more of the covenants under our senior credit facility.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On November 8, 2001, Messrs. Charles A. Carroll, Richard D. Davidson, Stephen F. Edwards, Daniel F. O'Sullivan and Harold O. Rosser were re-elected as directors. We did not solicit proxies. Each director received 100 votes; no votes were withheld.

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




                                             O'SULLIVAN INDUSTRIES, INC.



Date:   February 13, 2002                    By:      /s/ Richard D. Davidson
                                                 -------------------------------
                                                        Richard D. Davidson
                                                           President and
                                                      Chief Executive Officer



Date:   February 13, 2002                    By:       /s/ Phillip J. Pacey
                                                 -------------------------------
                                                         Phillip J. Pacey
                                                     Senior Vice President and
                                                      Chief Financial Officer
                                                     (Principal Financial and
                                                        Accounting Officer)

                                INDEX TO EXHIBITS


 EXHIBIT
 NUMBER                          DESCRIPTION
 -------                         -----------
     2.1      Amended and Restated Agreement and Plan of Merger, dated as of
              October 18, 1999, between O'Sullivan Industries Holdings, Inc. and
              OSI Acquisition, Inc. (incorporated by reference from Appendix A to Proxy Statement/Prospectus included in Amendment No. 5 to
              Registration Statement on Form S-4 (File No. 333-81631))

  3.1 & 4.1   Amended and Restated Certificate of Incorporation of O'Sullivan
              (incorporated by reference from Exhibit 3.1 to Registration
              Statement on Form S-4 (File No. 333-81631))

  3.2 & 4.2   Bylaws of O'Sullivan (incorporated by reference from Exhibit 3.3 to Registration Statement on Form S-4 (File No. 333-81631))


     4.3      Indenture dated as of November 30, 1999, by O'Sullivan, as Issuer,
              O'Sullivan Industries - Virginia, as Guarantor, and Norwest Bank
              Minnesota, National Association, as Trustee, relating to
              O'Sullivan's $100,000,000 principal amount of 13.375% senior subordinated notes (incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-Q for the quarter ended December 31,
              1999 (File No. 0-28493))

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

     10.1     O'Sullivan Holdings 2001 Director Common Stock Option Plan
              (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (File No.
              0-28493))

     10.2     Form of O'Sullivan Holdings Director Common Stock Option Agreement
              (incorporated reference to Exhibit 10.3 to Quarterly Report on
              Form 10-Q for the quarter ended December 31, 2001 (File No.
              0-28493))