Form 10-Q
period 2002-09-30
OSULLIVAN INDUSTRIES INC
filed 2002-11-14
CIK 1107978

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _____________ to _________________

                        Commission file number: 333-31282

                           O'SULLIVAN INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                               43-0923022
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
    of incorporation or organization)

    1900 Gulf Street, Lamar, Missouri                   64759-1899
(Address of principal executive offices)                (ZIP Code)

                                 (417) 682-3322
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                                -----      -----

         As of November 10, 2002, 100 shares of common stock of O'Sullivan Industries, Inc., par value $1.00 per share, were outstanding.

================================================================================


                      The Index to Exhibits is on page 28.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

                  O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
       (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)


                                                                                September 30,   June 30,
                                Assets                                              2002          2002
                                                                                -------------  ---------
Current assets:
   Cash and cash equivalents                                                      $  13,327    $  15,777
   Trade receivables, net of allowance for doubtful accounts
      of $4,302 and $4,101, respectively                                             34,028       37,035
   Inventories, net                                                                  57,006       52,397
   Prepaid expenses and other current assets                                          3,478        2,765
                                                                                  ---------    ---------
         Total current assets                                                       107,839      107,974

Property, plant and equipment, net                                                   77,373       79,144
Other assets                                                                         18,477       18,944
Goodwill, net of accumulated amortization                                            38,088       38,088
                                                                                  ---------    ---------
                Total assets                                                      $ 241,777    $ 244,150
                                                                                  =========    =========

                   Liabilities and Stockholder's Deficit
Current liabilities:
   Accounts payable                                                               $  11,908    $  10,887
   Current portion of long-term debt                                                  8,495        4,430
   Accrued advertising                                                               12,901       11,680
   Accrued liabilities                                                               14,982       18,388
                                                                                  ---------    ---------
         Total current liabilities                                                   48,286       45,385

Long-term debt, less current portion                                                208,592      213,452
Other liabilities                                                                     2,706        2,570
Payable to parent                                                                       463          181
                                                                                  ---------    ---------
                Total liabilities                                                   260,047      261,588

Commitments and contingent liabilities (Notes 3, 7, 8 and 9)

Stockholder's deficit:
   Common stock; $1.00 par value, 100 shares authorized, issued and outstanding          --           --
   Retained deficit                                                                 (17,978)     (17,133)
   Accumulated other comprehensive loss                                                (292)        (305)
                                                                                  ---------    ---------
                Total stockholder's deficit                                         (18,270)     (17,438)
                                                                                  ---------    ---------
                Total liabilities and stockholder's deficit                       $ 241,777    $ 244,150
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


                                                          Three months ended
                                                             September 30,
                                                        -----------------------
                                                          2002           2001
                                                        --------       --------
Net sales                                               $ 71,557       $ 82,193
Cost of sales                                             51,584         61,725
                                                        --------       --------

Gross Profit                                              19,973         20,468

Operating expenses:
   Selling, marketing and administrative                  11,998         14,108
                                                        --------       --------

Operating income                                           7,975          6,360

Other income (expense)
   Interest expense                                       (5,775)        (8,016)
   Interest income                                            52             85
                                                        --------       --------

Income (loss) before income tax provision                  2,252         (1,571)
Income tax provision (benefit)                             3,097           (550)
                                                        --------       --------

Net loss                                                $   (845)      $ (1,021)
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


                                                                               Three months ended
                                                                                  September 30,
                                                                              --------------------
                                                                                2002        2001
                                                                              --------    --------
Cash flows provided (used) by operating activities:
        Net loss                                                              $   (845)   $ (1,021)
        Adjustments to reconcile net loss to net cash provided (used) by operating activities:
                Depreciation and amortization                                    3,264       3,421
                Amortization of debt issuance costs                                393         393
                Amortization of debt discount                                       90          80
                Interest rate collar                                              (584)      1,201
                Bad debt expense                                                   448         349
                Loss on disposal of assets                                          11         117
                Accrual of special payment on options to purchase Series A
                junior preferred stock                                             300         262
        Changes in current assets and liabilities:
                Trade receivables                                                2,559        (169)
                Inventories                                                     (4,609)       (653)
                Other assets                                                      (693)        331
                Accounts payable, accrued liabilities and other liabilities       (623)     11,803
                                                                              --------    --------
Net cash provided (used) by operating activities                                  (289)     16,114
                                                                              --------    --------

Cash flows used for investing activities:
        Capital expenditures                                                    (1,557)     (4,084)
                                                                              --------    --------

Cash flows used for financing activities:
        Repayment of borrowings                                                   (886)     (5,886)
        Advances on intercompany loans                                             282         237
                                                                              --------    --------
Net cash flows used by financing activities                                       (604)     (5,649)

Net increase (decrease) in cash and cash equivalents                            (2,450)      6,381
Cash and cash equivalents, beginning of period                                  15,777       7,060
                                                                              --------    --------
Cash and cash equivalents, end of period                                      $ 13,327    $ 13,441
                                                                              ========    ========

Non-cash financing activities:
        Capital expenditures included in accounts payable                     $    128    $    671


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
       (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
                  For the three months ended September 30, 2002
                                 (in thousands)


                                                Accumulated
                                                   other          Total
                                  Retained     comprehensive  stockholder's  Comprehensive
                                  deficit          loss          deficit     income (loss)
                                  --------     -------------  -------------  -------------
Balance, June 30, 2002            $(17,133)      $   (305)      $(17,438)

  Net loss                            (845)                         (845)      $   (845)

  Other comprehensive income                           13             13             13
                                  --------       --------       --------       --------
Balance, September 30, 2002       $(17,978)      $   (292)      $(18,270)      $   (832)
                                  ========       ========       ========       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           O'SULLIVAN INDUSTRIES, INC.
       (A WHOLLY OWNED SUBSIDIARY OF O'SULLIVAN INDUSTRIES HOLDINGS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 1 -- BASIS OF PRESENTATION

        The unaudited consolidated financial statements of O'Sullivan Industries, Inc. and subsidiaries ("O'Sullivan"), a wholly owned subsidiary of O'Sullivan Industries Holdings, Inc. ("O'Sullivan Holdings"), included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in O'Sullivan's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. The interim results are not necessarily indicative of the results that may be expected for a full year.

NOTE 2 -- DERIVATIVE FINANCIAL INSTRUMENTS

        As required under O'Sullivan's senior credit facility, O'Sullivan hedged one-half of its term loans with an initial notional amount of $67.5 million with a three-year, costless interest rate collar. The collar, which expires in March 2003, is based on three-month LIBOR and has a floor of 6.43% and a ceiling of 8.75%. O'Sullivan recorded additional (reduced) interest expense of $(584,000) and $1.2 million for the quarters ended September 30, 2002 and September 30, 2001, respectively. These amounts represent the changes in fair value of the interest rate collar. To terminate this contract at September 30, 2002 and June 30, 2002, O'Sullivan would have been required to pay the counter-party approximately $1.5 million and $2.1 million, respectively. The fair value of the interest rate collar is included in accrued liabilities in the accompanying consolidated balance sheets.

NOTE 3 -- NEW ACCOUNTING STANDARDS

         In April 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. This issue addresses the income statement classification of slotting fees, cooperative advertising arrangements and buydowns. The consensus requires that certain customer promotional payments that O'Sullivan previously classified as selling expenses be classified as a reduction of revenue. O'Sullivan adopted EITF 00-25 effective January 1, 2002 and reclassified certain selling, marketing and administrative expenses as a reduction of net sales. Its adoption by O'Sullivan had no impact on operating income or net loss. As a result of the adoption of EITF 00-25, for the three months ended September 30, 2001, $4.1 million was reclassified as a reduction in revenue rather than as selling, marketing and administrative expense.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 143, Accounting for Asset Retirement Obligations. This pronouncement, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. O'Sullivan adopted this pronouncement effective July 1, 2002. The adoption of SFAS 143 did not have an impact on O'Sullivan's financial results.

         In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This pronouncement, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. O'Sullivan adopted this pronouncement effective July 1, 2002. The adoption of SFAS 144 had no effect on O'Sullivan's results of operations but did impact its balance sheet presentation as described below.

         In January 2001, O'Sullivan closed its Cedar City, Utah production facility. O'Sullivan is actively attempting to sell the Utah land, building and excess equipment as soon as practicable. Certain equipment has been relocated to the Missouri and Virginia plants. Fixed assets with a net book value of $20.3 million were valued at the lower of their carrying amount or fair value less cost to sell, resulting in an impairment charge of approximately $8.7 million in the second quarter of fiscal 2001. The costs of the long-lived assets held for sale and the associated accumulated depreciation have been reclassified from property, plant and equipment to other assets on the accompanying consolidated balance sheets. There are no other significant assets or liabilities relating to the discontinued Utah operation. The fair value less cost to sell is an estimate and the impairment may be adjusted in the future.

         In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This pronouncement updates, clarifies and simplifies existing accounting pronouncements. The pronouncement, in part, addresses the accounting for gains and losses from the extinguishment of debt. O'Sullivan adopted SFAS 145 effective July 1, 2002. There was no impact on O'Sullivan's financial position or results of operations.

         In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This pronouncement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan and establishes that fair value is the objective for initial measurement of the liability. The provisions of this pronouncement are effective for exit or disposal activities that are initiated after December 31, 2002. O'Sullivan does not believe SFAS 146 will have a material impact on its financial position or results of operations.

NOTE 4 -- SHIPPING AND HANDLING COSTS

         O'Sullivan reports amounts billed to customers as revenue, the cost for warehousing operations in cost of sales and freight out costs as part of selling, marketing and administrative expenses. Freight out costs included in selling, marketing and administrative expenses in the first quarters of fiscal 2003 and fiscal 2002 were approximately $2.1 million and $2.4 million, respectively.

NOTE 5 -- INVENTORY

         Inventory, net, consists of the following:

                  September 30,   June 30,
                       2002        2002
                  -------------   --------
                        (in thousands)
Finished goods       $40,932      $39,199
Work in process        5,175        5,158
Raw materials         10,899        8,040
                     -------      -------
                     $57,006      $52,397
                     =======      =======

NOTE 6 -- CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         In November 1999, O'Sullivan issued $100 million of 13.375% Senior Subordinated Notes due 2009. These notes were unsecured obligations of O'Sullivan; however, they were guaranteed on an unsecured basis by its subsidiaries O'Sullivan Industries - Virginia, Inc. ("O'Sullivan Industries - Virginia") and O'Sullivan Furniture Factory Outlet, Inc. In fiscal 2000, O'Sullivan exchanged the notes issued in November 1999 for notes with substantially identical terms and associated guarantees. The exchange notes have been registered under the Securities Act of 1933, as amended.

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

         The financial information for O'Sullivan Furniture Factory Outlet, Inc. is included in the consolidated results of O'Sullivan Industries. O'Sullivan Furniture Factory Outlet, Inc. commenced operations in April 2002. Net sales and net income for the three months ended September 30, 2002 were $203,000 and $13,000, respectively. At September 30, 2002 and June 30, 2002, total assets were $226,000 and $191,000, respectively. Total liabilities, excluding payables to affiliates, at September 30, 2002 and June 30, 2002 were $8,000 and $20,000, respectively.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                        Three months ended September 30, 2002
                                                                    (in thousands)
                                                -------------------------------------------------------
                                                               O'Sullivan
                                                O'Sullivan    Industries -  Consolidating
                                                Industries      Virginia     Adjustments   Consolidated
                                                ----------    ------------  -------------  ------------
Net sales                                        $ 52,348       $ 19,209       $     --      $ 71,557
Cost of sales                                      37,011         14,573             --        51,584
                                                 --------       --------       --------      --------

Gross profit                                       15,337          4,636             --        19,973

Operating expenses:
      Selling, marketing and administrative        10,039          1,959             --        11,998
                                                 --------       --------       --------      --------

Operating income                                    5,298          2,677             --         7,975
Other income (expense):
      Interest expense                             (5,644)          (131)            --        (5,775)
      Interest income                                  52             --             --            52
                                                 --------       --------       --------      --------

Income (loss) before income tax provision            (294)         2,546             --         2,252
Income tax provision                                1,858          1,239             --         3,097
                                                 --------       --------       --------      --------

Net income (loss)                                $ (2,152)      $  1,307       $     --      $   (845)
                                                 ========       ========       ========      ========

                                                         Three months ended September 30, 2001
                                                                    (in thousands)
                                                --------------------------------------------------------
                                                               O'Sullivan
                                                O'Sullivan    Industries -  Consolidating
                                                Industries      Virginia     Adjustments    Consolidated
                                                ----------    ------------  -------------   ------------
Net sales                                        $ 60,550       $ 21,643       $     --       $ 82,193
Cost of sales                                      45,235         16,490             --         61,725
                                                 --------       --------       --------       --------

Gross profit                                       15,315          5,153             --         20,468

Operating expenses:
      Selling, marketing and administrative        11,409          2,699             --         14,108
                                                 --------       --------       --------       --------

Operating income                                    3,906          2,454             --          6,360
Other income (expense):
      Interest expense                             (7,850)          (166)            --         (8,016)
      Interest income                                  85             --             --             85
                                                 --------       --------       --------       --------

Income (loss) before income tax provision          (3,859)         2,288             --         (1,571)
Income tax provision (benefit)                     (1,349)           799             --           (550)
                                                 --------       --------       --------       --------
Net income (loss)                                $ (2,510)      $  1,489       $     --       $ (1,021)
                                                 ========       ========       ========       ========


CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                       September 30, 2002
                                                                         (in thousands)
                                                    -----------------------------------------------------------
                                                                    O'Sullivan
                                                    O'Sullivan     Industries -   Consolidating
                                                    Industries       Virginia      Adjustments     Consolidated
                                                    ----------     ------------   -------------    ------------
ASSETS:
  Current assets                                     $  89,483       $  18,356      $      --       $ 107,839
  Property, plant and equipment, net                    44,002          33,371             --          77,373
  Other assets                                          18,382              95             --          18,477
  Investment in subsidiary                              40,596              --        (40,596)             --
  Goodwill                                              38,088              --             --          38,088
  Receivable from parent                                    --          19,924        (19,924)             --
                                                     ---------       ---------      ---------       ---------
       Total assets                                  $ 230,551       $  71,746      $ (60,520)      $ 241,777
                                                     =========       =========      =========       =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
  Current liabilities                                $  27,136       $  21,150      $      --       $  48,286
  Long-term debt                                       198,592          10,000             --         208,592
  Payable to affiliates                                 20,387              --        (19,924)            463
  Other liabilities                                      2,706              --             --           2,706
  Stockholder's equity (deficit)                       (18,270)         40,596        (40,596)        (18,270)
                                                     ---------       ---------      ---------       ---------
       Total liabilities and
       stockholder's equity (deficit)                $ 230,551       $  71,746      $ (60,520)      $ 241,777
                                                     =========       =========      =========       =========

                                                                          June 30, 2002
                                                                          (in thousands)
                                                    -----------------------------------------------------------
                                                                    O'Sullivan
                                                    O'Sullivan     Industries -   Consolidating
                                                    Industries       Virginia      Adjustments     Consolidated
                                                    ----------     ------------   -------------    ------------
ASSETS:
  Current assets                                     $  92,556       $  15,418      $      --       $ 107,974
  Property, plant and equipment, net                    45,049          34,095             --          79,144
  Other assets                                          18,842             102             --          18,944
  Investment in subsidiaries                            39,012              --        (39,012)             --
  Goodwill                                              38,088              --             --          38,088
  Receivable from parent                                    --          20,309        (20,309)             --
                                                     ---------       ---------      ---------       ---------
       Total assets                                  $ 233,547       $  69,924      $ (59,321)      $ 244,150
                                                     =========       =========      =========       =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
  Current liabilities                                $  24,473       $  20,912      $      --       $  45,385
  Long-term debt                                       203,452          10,000             --         213,452
  Payable to affiliates                                 20,490              --        (20,309)            181
  Other liabilities                                      2,570              --             --           2,570
  Stockholder's equity (deficit)                       (17,438)         39,012        (39,012)        (17,438)
                                                     ---------       ---------      ---------       ---------
       Total liabilities and
       stockholder's equity (deficit)                $ 233,547       $  69,924      $ (59,321)      $ 244,150
                                                     =========       =========      =========       =========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                             Three months ended September 30, 2002
                                                                         (in thousands)
                                                    -----------------------------------------------------------
                                                                    O'Sullivan
                                                    O'Sullivan     Industries -   Consolidating
                                                    Industries       Virginia      Adjustments     Consolidated
                                                    ----------     ------------   -------------    ------------
Net cash flows provided (used) by operating
      activities:                                    $  (1,398)      $   1,109       $      --       $    (289)
                                                     ---------       ---------       ---------       ---------
Investing activities:
      Capital expenditures                                (834)           (723)             --          (1,557)
      Repayment of loans to affiliates                     386              --            (386)             --
                                                     ---------       ---------       ---------       ---------
           Net                                            (448)           (723)           (386)         (1,557)
                                                     ---------       ---------       ---------       ---------

Financing activities:
      Repayment of loans from affiliates                   282            (386)            386             282
      Repayment of borrowings                             (886)             --              --            (886)
                                                     ---------       ---------       ---------       ---------
           Net                                            (604)           (386)            386            (604)
                                                     ---------       ---------       ---------       ---------

Cash and cash equivalents:
      Net decrease in cash and cash                     (2,450)             --              --          (2,450)
           equivalents
      Cash and cash equivalents, beginning of
           period                                       15,773               4              --          15,777
                                                     ---------       ---------       ---------       ---------
      Cash and cash equivalents, end of  period      $  13,323       $       4       $      --       $  13,327
                                                     =========       =========       =========       =========

                                                               Three months ended September 30, 2001
                                                                           (in thousands)
                                                      -----------------------------------------------------------
                                                                      O'Sullivan
                                                      O'Sullivan     Industries -   Consolidating
                                                      Industries       Virginia      Adjustments     Consolidated
                                                      ----------     ------------   -------------    ------------
Net cash flows provided by operating activities:      $  12,429       $   3,685       $      --       $  16,114
                                                      ---------       ---------       ---------       ---------
Investing activities:
      Capital expenditures                               (2,039)         (2,045)             --          (4,084)
      Repayment of loans to affiliates                    1,640              --          (1,640)             --
                                                      ---------       ---------       ---------       ---------
           Net                                             (399)         (2,045)         (1,640)         (4,084)
                                                      ---------       ---------       ---------       ---------
Financing activities:
      Repayment of loans from affiliates                    237          (1,640)          1,640             237
      Repayment of borrowings                            (5,886)             --              --          (5,886)
                                                      ---------       ---------       ---------       ---------
           Net                                           (5,649)         (1,640)          1,640          (5,649)
                                                      ---------       ---------       ---------       ---------

Cash and cash equivalents:
      Net increase in cash and cash equivalents           6,381              --              --           6,381
      Cash and cash equivalents, beginning of
           period                                         7,056               4              --           7,060
                                                      ---------       ---------       ---------       ---------
      Cash and cash equivalents, end of period        $  13,437       $       4       $      --       $  13,441
                                                      =========       =========       =========       =========

NOTE 7 -- INCOME TAXES

         O'Sullivan is included in the consolidated federal income tax return filed by O'Sullivan Holdings. In accordance with the intercompany tax allocation policy between O'Sullivan and O'Sullivan Holdings, O'Sullivan remits to O'Sullivan Holdings an amount equal to its current tax liability calculated as if O'Sullivan filed a separate tax return.

         O'Sullivan recorded tax expense of $3.1 million for the three months ended September 30, 2002 that included a valuation allowance of $2.6 million.

         Prior to O'Sullivan Holdings' initial public offering in 1994, it was owned by RadioShack Corporation (then named Tandy Corporation). In connection with the 1994 initial public offering of O'Sullivan Holdings' common stock, RadioShack Corporation, its subsidiary TE Electronics Inc. and O'Sullivan Holdings entered into a Tax Sharing and Tax Benefit Reimbursement Agreement. Pursuant to the tax sharing agreement, RadioShack is primarily responsible for all U.S. federal income taxes, state income taxes and foreign income taxes with respect to O'Sullivan for all periods ending on or prior to the date of consummation of the offering and for audit adjustments to such federal income and foreign income taxes. O'Sullivan Holdings is responsible for all other taxes owing with respect to O'Sullivan, including audit adjustments to state and local income and for franchise taxes.

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

         Following the issuance of the opinion, O'Sullivan Holdings reached a settlement of the dispute with RadioShack. Under the settlement, O'Sullivan Holdings paid RadioShack $21.5 million in May 2002 to cover all amounts due through December 31, 2001; RadioShack waived interest on the payments and its attorneys' fees. O'Sullivan Holdings agreed to make future payments under the tax sharing agreement without deducting interest on indebtedness incurred in the recapitalization and merger. For the six months ended June 30, 2002, O'Sullivan Holdings paid RadioShack $6.2 million. For the three months ended September 30, 2002, O'Sullivan Holdings paid RadioShack $3.1 million.

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

         O'Sullivan has recorded the $30.8 million in payments pursuant to the settlement agreement as a deferred tax asset. O'Sullivan has a net deferred tax asset of approximately $15.6 million at September 30, 2002. Under SFAS 109, Accounting for Income Taxes, O'Sullivan must determine if it is more likely than not that the net deferred tax assets will be realized as reductions in tax liabilities in the future. At December 31, 2001 (O'Sullivan files federal income tax returns on a calendar year basis), O'Sullivan had a net operating loss carryforward for federal income tax purposes of approximately $54.3 million. In 2009, when substantially all of the tax deductions are expected to have been taken, O'Sullivan Holdings and RadioShack are to negotiate a settlement of the then present value of the realizable tax benefits O'Sullivan has yet to deduct.

         Pursuant to SFAS 109, management projected its expected future taxable income utilizing operating performance O'Sullivan achieved in fiscal 2002 assuming O'Sullivan's performance would be no better or worse over an extended period of time. Such projections indicate that O'Sullivan will not have taxable income until 2009 when substantially all the tax benefit deductions have been taken. At that point, the projections indicate that the net operating losses existing at that time would be utilized before they expire. However, O'Sullivan currently has and is expected to have taxable losses for a number of years in the future and SFAS 109 requires objective evidence to support the more likely than not conclusion. Projections over a long time frame are inherently uncertain, and O'Sullivan cannot provide objective evidence that its operations in 2009 and beyond will produce sufficient taxable income. As a result, O'Sullivan has provided a valuation allowance on its net deferred tax assets of $15.6 million at September 30, 2002 and will continue to provide an allowance as those net deferred tax assets grow into the future until sufficient objective evidence exists about future results of operations which supports the reversal of all or part of the valuation allowance.

NOTE 8 -- RELATED PARTY TRANSACTIONS

         O'Sullivan entered into a management services agreement with Bruckmann, Rosser, Sherrill & Co., Inc. ("BRS") for strategic and financial advisory services on November 30, 1999. The fee for these services is the greater of (a) 1% of O'Sullivan's consolidated cash flow (as defined in the indenture related to the O'Sullivan senior subordinated notes) or (b) $300,000 per year. Under the management services agreement, BRS can also receive reimbursement for expenses which are limited to $50,000 a year by the senior credit facility.

         The senior credit facility and the management services agreement both contain certain restrictions on the payment of the management fee. The management services agreement provides that no cash payment for the management fee can be made unless the fixed charge coverage ratio (as defined in the indenture relating to the O'Sullivan senior subordinated notes) for O'Sullivan's most recently ended four full fiscal quarters would have been at least 2.0 to
1.0. All fees and expenses under the management services agreement are subordinated to the senior subordinated notes.

         The management fees and reimbursable expenses of $110,000 and $97,000 recognized in the first quarter of fiscal years 2003 and 2002, respectively, are included in selling, marketing and administrative expense in the accompanying consolidated statements of operations. O'Sullivan paid BRS $713,000 in the first quarter of fiscal 2003 for the balance owed through June 30, 2002 and $305,000 as a prepayment of the fiscal 2003 management fee. The prepaid balance at September 30, 2002 was $195,000 and is included in prepaid expenses and other current assets on the consolidated balance sheet. The amount due BRS at June 30, 2002 approximated $719,000 and is included in accrued liabilities on the consolidated balance sheet.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

         Tax Sharing Agreement with RadioShack. Future tax sharing agreement payments are contingent on taxable income. (See Note 7.) The maximum payments are fiscal 2003 -- $11.0 million; fiscal 2004 -- $9.9 million; fiscal 2005 -- $10.5 million; fiscal 2006 -- $11.3 million; and thereafter -- $41.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         We are a leading ready-to-assemble furniture manufacturer in North America with over 45 years of experience. We design, manufacture and distribute a broad range of RTA furniture products--computer workcenters, desks, entertainment centers, audio stands, bookcases and cabinets--with retail prices ranging from $20 to $999. We have committed substantial resources to the development and implementation of a diversified sales, marketing and product strategy in order to capitalize on opportunities presented by large retail channels of distribution and changes in consumer demographics and preferences. We have structured our business to offer a wide variety of RTA furniture products through popular retail distribution channels, including office superstores, discount mass merchants, electronic superstores, home improvement centers and home furnishings retailers. We continue to strive towards building long-term relationships with quality retailers in existing and emerging high growth distribution channels to develop and sustain our future growth.

         After several years of robust growth, the North American RTA furniture industry stalled in 2001. Our sales declined 11.5% in fiscal 2001 and 2.7% in fiscal 2002. This decline continued in the first quarter of fiscal 2003, when our sales declined 12.9%. Our sales declined for several reasons:

         o the lack of growth in sales of personal computers, which reduced the need for computer desks and workcenters;

         o the slowdown of economic growth and consumer spending in the United States, particularly in the office superstore channel;

         o liquidations and bankruptcies by a number of customers, including Montgomery Ward, Ames and Kmart;

         o        inventory reductions by our customers;

         o the decline in price of the average unit sold, reflecting a trend toward more promotional merchandise and increased competition;

         o increasing competition from imported furniture, particularly from China; and

         o the retrenchment in business capital outlays, which reduced purchases of office furniture.

These factors will continue to affect our business throughout the remainder of fiscal 2003.

         As a result of the lower sales levels, coupled with the outcome of the arbitration proceedings with RadioShack in fiscal 2002, we incurred a net loss of $845,000 and $1.0 million for the first quarters of fiscal 2003 and fiscal 2002, respectively. However, even with the lower sales level, we were able to increase our operating income to $8.0 million in the first quarter of fiscal 2003 from $6.4 million in the first quarter of fiscal 2002. Our earnings before interest, taxes, depreciation and amortization also increased to $11.2 million in fiscal 2003 from $9.8 million in the same period of fiscal 2002 due principally to lower raw material prices and reduced selling and administrative expenses.

          We purchase large quantities of raw materials, including particleboard and fiberboard. We are dependent on our outside suppliers for all of our raw materials. Therefore, we are subject to changes in the prices charged by our suppliers. In fiscal 2000, our operating income was reduced by price increases for these commodities. In fiscal 2001, particleboard and fiberboard prices declined, increasing our operating income in the latter portion of the year. Industry pricing for particleboard was flat to slightly lower in fiscal 2002, and prices declined slightly in the first quarter of fiscal 2003 from the fourth quarter of fiscal 2002. Prices for fiberboard increased in the fourth quarter of fiscal 2002, but remained flat for the first quarter of fiscal 2003. We did, however, experience a price increase from several suppliers of another commodity in the second quarter of fiscal 2003. We cannot assure you that raw material prices will not increase in the future. If the demand for particleboard increases, prices may rise in 2003.

         Several manufacturers, including O'Sullivan, have excess manufacturing capacity due to the current decline in sales in the RTA furniture segment and increasing imports. This excess capacity is causing increased competition that is expected to continue, and perhaps to intensify, through the remainder of fiscal 2003. This adversely affected our margins and results of operations in fiscal 2002, and is continuing to affect sales, margins and results of operations in fiscal 2003.

         While we have confidence in the long-term future of the RTA furniture industry, sales in the second quarter of fiscal 2003 are anticipated to be the same as or slightly lower than sales in the second quarter of fiscal 2002. We anticipate our operating earnings and EBITDA will be slightly higher than those reported for the second quarter of fiscal 2002. We cannot yet predict when our sales will return to a pattern of sales growth.

RadioShack Arbitration

         Prior to O'Sullivan Holdings' initial public offering in 1994, we were owned by RadioShack Corporation (then named Tandy Corporation). In connection with the 1994 initial public offering of O'Sullivan Holdings' common stock, RadioShack Corporation, TE Electronics Inc. and O'Sullivan Holdings entered into a Tax Sharing and Tax Benefit Reimbursement Agreement.

         Pursuant to the tax sharing agreement, RadioShack and O'Sullivan Holdings made an election under Sections 338(g) and 338(h)(10) of the Internal Revenue Code with the effect that the tax basis of our assets was increased to the deemed purchase price of the assets. This additional tax basis results in increased income tax deductions and, accordingly, reduced income taxes payable by us. Pursuant to the tax sharing agreement, O'Sullivan Holdings pays RadioShack nearly all of the federal tax benefit expected to be realized with respect to such additional basis. Since 1994, amounts payable to RadioShack pursuant to the tax sharing agreement are recorded as current federal income tax expense in our consolidated statements of operations. As those benefits reduced our federal income tax obligations, payments were made to RadioShack as opposed to the IRS.

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

         This disagreement was the subject of an arbitration hearing. In March 2002, the arbitration panel ruled in favor of RadioShack on this issue, concluding that the interest expense arising from the recapitalization and merger is not deductible in calculating the payments due from O'Sullivan Holdings to RadioShack under the tax sharing agreement.

         Following the issuance of the opinion, O'Sullivan Holdings reached a settlement of the dispute with RadioShack. Under the settlement, O'Sullivan Holdings paid RadioShack $21.5 million in May 2002 to cover all amounts due through December 31, 2001; RadioShack waived interest on the payments and its attorneys' fees. O'Sullivan Holdings agreed to make future payments under the tax sharing agreement without deducting interest on indebtedness incurred in the recapitalization and merger. For the six months ended June 30, 2002, O'Sullivan Holdings paid RadioShack $6.2 million. For the three months ended September 30, 2002, O'Sullivan Holdings paid RadioShack $3.1 million. The funds for those payments have come, and funds for future payments to RadioShack will continue to come, from us.

         We funded the back payment and subsequent payments from cash on hand. We expect to fund future payments from cash on hand or borrowings under our senior credit facility. Payments under the tax sharing agreement for fiscal 2003 are expected to be about $11.0 million.

         We amended our senior credit facility as a result of the arbitration settlement. The amendment excludes from the definition of consolidated fixed charges $27.0 million of the total paid by us pursuant to the tax sharing agreement through the period ended June 30, 2002.

         See "CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION."

RESULTS OF OPERATIONS

         Net Sales. Net sales for the quarter ended September 30, 2002 decreased by $10.6 million, or 12.9%, to $71.6 million from $82.2 million for the quarter ended September 30, 2001. During the quarter, sales declined in every major sales channel as the economic weakness in the United States continued.

         In January 2002, Kmart Corporation, which accounted for around 9% of our gross sales in fiscal 2002, filed for Chapter 11 bankruptcy court protection. As part of its reorganization, Kmart has closed 283 stores and has secured financing of $2 billion to help the company's cash flow while it restructures. Kmart hopes to emerge from Chapter 11 in 2003. We resumed shipments to Kmart on a post-petition basis after the filing and anticipate significant sales to Kmart in the future. However, there can be no assurance that we will ship as much to Kmart as we did in prior periods or that Kmart will be successful in its restructuring efforts.

         In August 2002, Ames Department Stores, Inc. decided to close all of its stores and liquidate. We had anticipated sales to Ames would be less than 2% of our gross sales in fiscal 2003.

         Gross Profit. Gross profit decreased to $20.0 million, or 27.9% of sales, for the three month period ended September 30, 2002, from $20.5 million, or 24.9% of sales, for the comparable prior year quarter. Fiscal 2003 first quarter gross profit dollars declined because of lower sales. The gross margin percentage increased primarily because of lower material costs, particularly for particleboard, as compared to prices in the same period in fiscal 2002.

         Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses decreased to $12.0 million, or 16.8% of sales, for the three month period ended September 30, 2002, from $14.1 million, or 17.2% of sales, for the quarter ended September 30, 2001. In fiscal 2003, incentive compensation and profit sharing expenses decreased because of our lower sales and financial performance. Legal fees increased costs in fiscal 2002 due to the RadioShack arbitration. Freight out, commissions and store display expense were also lower in fiscal 2003 compared to the prior year.

         Depreciation and Amortization. Depreciation and amortization expenses decreased to $3.3 million for the first quarter of fiscal 2003 compared to $3.4 million for the first quarter of fiscal 2002.

         Operating Income. Operating income increased $1.6 million to $8.0 million for the quarter ended September 30, 2002 from $6.4 million in the quarter ended September 30, 2001. Lower material prices were partially offset by lower sales in the three months ended September 30, 2002. Reduced incentive compensation and profit sharing expense as well as lower freight out expense, commission costs and store display expense contributed to the increased operating income during the quarter.

         Net Interest Expense. Net interest expense decreased from $7.9 million in the first quarter of fiscal 2002 to $5.7 million in the first quarter of fiscal 2003. Interest expense decreased due to the change in fair value of our interest rate collar as well as our repayment of debt and lower variable interest rates on a portion of our debt. The following table describes the components of net interest expense.

                                                  Three months ended
                                                     September 30,
                                                 ---------------------
                                                    (in thousands)
                                                   2002          2001
                                                 -------       -------
Interest expense on senior credit facility,
    industrial revenue bonds and senior
    subordinated notes                           $ 5,876       $ 6,342
Interest income                                      (52)          (85)
           Non-cash items:
Interest rate collar                                (584)        1,201
Amortization of debt discount                         90            80
Amortization of loan fees                            393           393
                                                 -------       -------
Net interest expense                             $ 5,723       $ 7,931
                                                 =======       =======

         Income Tax Provision (Benefit). We recorded tax expense of $3.1 million for the first quarter of fiscal 2003 that included an increase in the valuation allowance of $2.6 million. Since our initial public offering by RadioShack in 1994, the benefits of the tax deductions under the tax sharing agreement have been accounted for as income taxes. As those benefits reduced our federal income tax obligations, payments were made to RadioShack as opposed to the IRS. Since the recapitalization in 1999 and prior to the settlement of the arbitration proceedings with RadioShack, O'Sullivan Holdings made an $800,000 payment to RadioShack as we had little taxable income to utilize the tax deductions. These deductions resulted in net operating losses for federal tax purposes for which we recorded no deferred tax assets as such deductions were assets of RadioShack under the tax sharing agreement.

         As more fully described above, O'Sullivan Holdings can no longer consider the increased interest costs in calculating the amounts due to RadioShack. Therefore, O'Sullivan Holdings will have to make payments to RadioShack before all of our deductions on our federal income tax return reduce federal taxes. In effect, as a result of the arbitration decision and settlement, O'Sullivan Holdings will contractually prepay tax benefits to RadioShack that may be recovered from reduced federal income tax liabilities in the future.

         As a result of the arbitration decision and settlement, O'Sullivan Holdings paid $21.5 million to RadioShack in May 2002 relating to periods through December 31, 2001. O'Sullivan Holdings also paid RadioShack an additional $6.2 million for the six months ended June 30, 2002 and $3.1 million for the quarter ended September 30, 2002. We provided O'Sullivan Holdings the funds to make those payments. We recorded these payments as a deferred tax asset. We have a net deferred tax asset of approximately $15.6 million at September 30, 2002. At December 31, 2001 (we file federal income tax returns on a calendar year basis), we had a net operating loss carryforward for federal income tax purposes of approximately $54.3 million. In 2009, when substantially all of the tax deductions are expected to have been taken, O'Sullivan Holdings and RadioShack are to negotiate a settlement of the then present value of the realizable tax benefits we have yet to deduct.

         Pursuant to SFAS 109, we have provided a valuation allowance on our net deferred tax assets of $15.6 million at September 30, 2002 and will continue to provide an allowance as those net deferred tax assets grow into the future until sufficient objective evidence exists about future results of operations which supports the reversal of all or part of the valuation allowance. See Note 7 to the accompanying consolidated financial statements.

         Net Loss. Net loss decreased $176,000 from a loss of $1.0 million in the first quarter of fiscal 2002 to a loss of $845,000 in the first quarter of fiscal 2003 due to increased tax expense, partially offset by lower raw material costs, decreased selling and administrative expenses and lower interest expense.

         EBITDA. EBITDA, which we define as earnings before interest income and interest expense, income taxes, depreciation and amortization, increased by $1.4 million to $11.2 million for the quarter ended September 30, 2002 from $9.8 million for the prior year quarter. EBITDA for the fiscal 2003 first quarter increased primarily due to lower material costs and lower selling and administrative expenses, partially offset by lower sales.

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

         The following table reconciles net loss to EBITDA for the first quarters of fiscal 2003 and 2002.

                                      Three months ended
                                         September 30,
                                    -----------------------
                                         (in thousands)
                                      2002           2001
                                    --------       --------
Net loss                            $   (845)      $ (1,021)
Income tax provision (benefit)         3,097           (550)
Interest expense, net                  5,723          7,931
                                    --------       --------
Operating income                       7,975          6,360
Depreciation and amortization          3,264          3,421
                                    --------       --------
EBITDA                              $ 11,239       $  9,781
                                    ========       ========

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of liquidity are cash flows from operations and borrowings under our senior secured credit facility, which is discussed below. Our liquidity requirements will be to pay our debt, including interest expense under the senior credit facility and notes, to pay RadioShack amounts due under the tax sharing agreement and to provide for working capital and capital expenditures. Decreased demand for our products could decrease our cash flow from operations and the availability of borrowings under our credit facility.

         Working Capital. As of September 30, 2002, cash and cash equivalents totaled $13.3 million. Net working capital was $59.6 million at September 30, 2002 compared to $62.6 million at June 30, 2002.

         Operating Activities. Net cash used by operating activities for the three months ended September 30, 2002 was $289,000 compared to net cash provided of $16.1 million for the three months ended September 30, 2001. Cash flow from operations decreased year-over-year for the following reasons.

    o During the first quarter of fiscal 2002, accounts payable increased $5.9 million from unusually low levels on June 30, 2001 when production was shut down for two weeks. Accounts payable increased $1.0 million during the first quarter of fiscal 2003 due to a shutdown of only one week. Accounts payable balances at September 30, 2002 are lower than the balances at September 30, 2001 because of lower production levels this year and the timing of a large purchase last year.

    o Profit sharing and incentive compensation payments during the first quarter of fiscal 2003 were approximately $3.0 million higher than in the first quarter of fiscal 2002 because of the respective prior year financial results. Changes in the accrued balances for profit sharing and incentive compensation decreased the cash provided by operations an additional $1.1 million.

    o Increases in accrued advertising provided net cash of $1.2 million in fiscal 2003 compared to $3.9 million during the first quarter of fiscal 2002. The decrease this year was due to lower sales and associated decreases in vendor incentive programs. Cash payments were also accelerated for a particular customer that changed its pattern of claiming certain incentives.

    o In fiscal 2003, increases in inventories absorbed $4.6 million of cash, compared with only $653,000 in fiscal 2002.

    o During the September 2002 quarter, we paid RadioShack $3.1 million under the tax sharing agreement.

    o In fiscal 2003, the liability associated with the interest rate collar declined by $584,000 as opposed to a $1.2 million increase in fiscal 2002.

    o Trade receivables declined $2.8 million in fiscal 2003 as opposed to a $169,000 increase in fiscal 2002. The decline was due to lower sales in fiscal 2003 and shorter terms.

         Investing Activities. We invested $1.6 million for capital expenditures for the three months ended September 30, 2002 compared to $4.1 million for the prior year three month period. We currently estimate that the total capital expenditure requirements for the remainder of the fiscal year will be approximately $5.0 to $8.0 million, which we expect to fund from cash flow from operations or cash on hand. Our ability to make future capital expenditures is subject to certain restrictions under our senior credit facility.

         Financing Activities. On November 30, 1999 we completed our merger and recapitalization. Our consolidated indebtedness at September 30, 2002 was $221.6 million consisting of:

    o $111.6 million in a senior secured credit facility consisting of a five year $24.6 million term loan A, a seven and one-half year $87.0 million term loan B and a $40.0 million revolving line of credit, with no borrowings at September 30, 2002. The current portion of these term loans was approximately $8.5 million at September 30, 2002. The revolving line of credit has a $15.0 million sub-limit for letters of credit, of which we are currently utilizing approximately $13.9 million.

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

The reconciliation of consolidated indebtedness to recorded book value at September 30, 2002 is as follows:

                                                           Original
                                                            Issue
                                                           Discount      Warrants
                            Consolidated    Current        Net of         Net of         Recorded
                            Indebtedness    Portion       Accretion      Accretion      Book Value
                            ------------    --------      ---------      ---------      ----------
                                                       (in thousands)
Term loan A                   $ 24,583      $ (6,572)      $     --       $     --       $ 18,011
Term loan B                     87,063        (1,923)            --             --         85,140
                              --------      --------       --------       --------       --------
Senior secured credit          111,646        (8,495)            --             --        103,151
Senior subordinated note       100,000            --         (1,633)        (2,926)        95,441
Industrial revenue bonds        10,000            --             --             --         10,000
                              --------      --------       --------       --------       --------
Total                         $221,646      $ (8,495)      $ (1,633)      $ (2,926)      $208,592
                              ========      ========       ========       ========       ========

         During the three months ended September 30, 2002, we made regularly scheduled principal payments of $886,000 against the term loans included in our senior secured credit facility. We expect to fund principal and interest payments on our debt from cash flow from operations, cash on hand or borrowings under our revolver. Our borrowing availability under our credit facility was approximately $21.4 million at September 30, 2002. Decreased demand for our products could decrease our cash flow from operations and the availability of borrowings under our credit facility. In October 2002, we paid an additional $4.1 million of principal on the amounts outstanding under the senior credit facility and increased the revolving credit line borrowings by $4.1 million.

         The credit facility and notes are subject to certain financial and operational covenants and other restrictions, including among others, requirements to maintain certain financial ratios and restrictions on our ability to incur additional indebtedness. The financial covenants contained in the credit facility, as amended, are as follows:

    o Our consolidated leverage ratio must be less than 4.35. The ratio at September 30, 2002 was 3.87. At June 30, 2003, our consolidated leverage ratio must be less than 4.00.

    o Our consolidated interest coverage ratio must be greater than 2.00. The ratio at September 30, 2002 was 2.26. At June 30, 2003, our consolidated interest coverage ratio must be greater than 2.00.

    o    Our consolidated fixed charge coverage ratio must be greater than
         1.10. The ratio at September 30, 2002 was 1.57. At June 30, 2003, our consolidated fixed charge coverage ratio must be greater than 1.10.

    o Our senior debt coverage ratio must be less than 2.50. The ratio at September 30, 2002 was 2.13. At June 30, 2003, our senior debt coverage ratio must be less than 2.35.

    o Our consolidated EBITDA must be at least $53 million for the fiscal year ending June 30, 2003.

EBITDA and consolidated interest expense as defined in the credit facility for the twelve months ended September 30, 2002 were $57.2 million and $25.3 million, respectively. O'Sullivan Industries is the borrower under the credit facility, so the covenants do not include the $19.8 million senior note of O'Sullivan Holdings or interest on the note. Pursuant to an amendment to our senior credit facility, $27.0 million of our payments to RadioShack under the tax sharing agreement through the period ending June 30, 2002 are excluded from the definition of consolidated fixed charges and thus from calculations of the consolidated fixed charge coverage ratio.

         In addition, the agreements effectively prohibit the payment of dividends on our stock. At September 30, 2002, we were in compliance with all applicable debt covenants.

         As required under the senior credit facility, we hedged one-half of our term loans with an initial notional amount of $67.5 million with a costless interest rate collar. The collar is based on three-month LIBOR with a floor of 6.43% and a ceiling of 8.75%. To terminate this contract at September 30, 2002, we would have been required to pay the counter-party approximately $1.5 million. The counter-party to our interest rate collar provides us with the payment amount that would be required to terminate the collar as of the end of each quarter. We recorded the change in fair value of the collar as increased or decreased interest expense in the consolidated statements of operations and included the resulting liability in accrued liabilities on the consolidated balance sheets.

         See the overview section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the impact of the Settlement Agreement with RadioShack on our liquidity and financial condition.

         The following table illustrates our contractual obligations due in the future:

                                                                       Payments Due by Period
                                                         ---------------------------------------------------
                                                                          (in thousands)
                                                           Less
                                                          than 12       12-36         36-60          After
Contractual Obligations                     Total         months        months        months       60 months
-----------------------                    --------      --------      --------      --------      ---------
Long-term debt                             $221,646      $  8,495      $ 19,762      $ 83,389      $110,000

Tax Benefit payments to RadioShack(1)

Capital lease obligations                        --            --            --            --            --

Operating leases--unconditional               4,534         1,479         2,666           389            --
Other long-term obligations                     676           268           394            14            --
                                           --------      --------      --------      --------      --------
Total contractual cash obligations         $226,856      $ 10,242      $ 22,822      $ 83,792      $110,000
                                           ========      ========      ========      ========      ========
(1) Payments to RadioShack are
contingent on taxable income. The
maximum payments are:                      $ 81,077      $ 10,337      $ 20,770      $ 24,116      $ 25,854
                                           ========      ========      ========      ========      ========

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

         On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, bad debts, inventories, intangible assets, income taxes, restructuring, asset impairments, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     o We derive our revenue from product sales. We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured. For all sales, we use purchase orders from the customer, whether oral, written or electronically transmitted, as evidence that a sales arrangement exists. Generally, delivery occurs when product is delivered to a common carrier or private carrier, with standard terms being FOB shipping point. We assess whether the price is fixed and determinable based upon the payment terms associated with the transaction. We assess collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. Collateral is not requested from the customers.

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

     o We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and its estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required. Obsolete and slow-moving inventory reserves were approximately $5.8 million and $4.9 million at September 30, 2002 and 2001, respectively.

     o We record our deferred tax assets at the amount that the asset is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, our determinations can change. If we objectively determine it was more likely than not we would be able to realize our deferred tax assets in the future in excess of our recorded amount, we would reduce our valuation allowance, increasing income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our recorded gross deferred tax assets in the future, we would increase our valuation allowance, decreasing income in the period such determination was made.

     o We periodically review our long-lived assets, including property and equipment, for impairment and determine whether an event or change in facts and circumstances indicates their carrying amount may not be recoverable. We determine recoverability of the assets by comparing the carrying amount of the assets to the net future undiscounted cash flows expected to be generated by those assets. If the sum of the undiscounted cash flows is less than the carrying value of the assets, an impairment charge is recognized. Adverse economic conditions could cause us to record impairment charges in the future.

     o We assess goodwill regularly for impairment by applying a fair-value-based test, using the enterprise as the reporting unit. If the book value of the reporting unit is below the fair value of the reporting unit there is no impairment loss. Adverse economic conditions could cause us to record impairment charges in the future.

     o In the second quarter of fiscal 2001, we recorded asset impairment charges, employee termination benefits and other exit costs totaling $10.5 million related to a business restructuring plan to reduce production capacity and operating expenses. The restructuring plan included closing our Cedar City, Utah facility and a reduction in our staff at our Lamar, Missouri facility. The asset impairment charges related to land, building and equipment located in Cedar City, Utah. The land and building and a limited amount of equipment are still for sale. If market conditions deteriorate further, additional write-downs on the land, building and equipment may be necessary.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

         Certain portions of this Report, and particularly the Notes to the Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements. These statements can be identified by the use of future tense or dates or terms such as "believe," "would," "expect," "anticipate" or "plan." These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements. Factors and possible events which could cause results to differ include:

         o loss of liquidity due to the arbitration panel's opinion in RadioShack Corporation v. O'Sullivan Industries Holdings, Inc.;

         o significant indebtedness that may limit our financial and operational flexibility;

         o changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, including new domestic or foreign entrants into the industry, customer acceptance of existing and new products, terrorist attacks or otherwise, as we are experiencing now;

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

         o loss of or reduced sales to significant customers as a result of bankruptcy, liquidation, merger, acquisition or any other reason, as occurred with the liquidation of Montgomery Ward in fiscal 2001, the liquidation of Ames in 2002 and with the reorganization of Service Merchandise Co., Inc. in 2000;

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

See also the Risk Factors section in our annual report on Form 10-K for the year ended June 30, 2002.

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

         Due to the nature of our product lines, we have material sensitivity to some commodities, including particleboard, fiberboard, corrugated cardboard and hardware. We manage commodity price exposures primarily through the duration and terms of our vendor contracts. A one percent change in our raw material prices would affect our cost of sales by approximately $1.7 million annually.

         As noted above, in fiscal 2000 we encountered price increases in certain commodities, which reduced our gross margin. During fiscal 2001, prices for these products declined, which helped gross margins. Prices for these and other commodities will continue to fluctuate.

ITEM 4. CONTROLS AND PROCEDURES.

         O'Sullivan maintains disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in O'Sullivan's Exchange Act reports is recorded, processed, summarized and reported accurately within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to O'Sullivan's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Within 90 days prior to the date of this report, O'Sullivan carried out an evaluation, under the supervision and with the participation of O'Sullivan's management, including O'Sullivan's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of O'Sullivan's disclosure controls and procedures. Based on the foregoing, O'Sullivan's Chief Executive Officer and Chief Financial Officer concluded that O'Sullivan's disclosure controls and procedures were effective.

         There have been no significant changes in O'Sullivan's internal controls or in other factors that could significantly affect the internal controls subsequent to the date O'Sullivan completed its evaluation. Therefore, no corrective actions were taken.


                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         On September 24, 2002, Montgomery Ward, LLC, et al., Debtor in Possession, filed suit against O'Sullivan in the United States Bankruptcy Court, District of Delaware, alleging that payments made by Montgomery Ward within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from O'Sullivan by Montgomery Ward, together with interest. The alleged payments aggregate $3.7 million. We received the summons in this action on October 29, 2002.

         O'Sullivan plans to defend itself vigorously in this matter and is carefully reviewing its defenses.

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


                                           O'SULLIVAN INDUSTRIES, INC.



Date: November 13, 2002              By:       /s/ Richard D. Davidson
                                         ------------------------------------
                                                 Richard D. Davidson
                                                    President and
                                              Chief Executive Officer



Date: November 13, 2002              By:        /s/ Phillip J. Pacey
                                         ------------------------------------
                                                  Phillip J. Pacey
                                             Senior Vice President and
                                              Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  CERTIFICATION

   I, Richard D. Davidson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of O'Sullivan Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                       /s/ Richard D. Davidson
                                       -------------------------------------
                                                Richard D. Davidson
                                       President and Chief Executive Officer

                                  CERTIFICATION

   I, Phillip J. Pacey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of O'Sullivan Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                             /s/ Phillip J. Pacey
                                                 -------------------------
                                                      Phillip J. Pacey
                                                 Senior Vice President and
                                                  Chief Financial Officer

                                INDEX TO EXHIBITS

                                                                                       Page
 Exhibit No.                           Description                                      No.
 -----------                           -----------                                     ----
  3.1 & 4.1    Certificate of Incorporation of O'Sullivan, as amended
               (incorporated by reference from Exhibit 3.1(a) to Registration
               Statement on Form S-4 (File No. 333-31282))

  3.2 & 4.2    Bylaws of O'Sullivan (incorporated by reference from Exhibit 3.3 to Registration Statement on Form S-4 (File No. 333-31282))

     4.3       Indenture dated as of November 30, 1999, by O'Sullivan
               Industries, Inc., as Issuer, O'Sullivan Industries - Virginia,
               Inc., as Guarantor, and Norwest Bank Minnesota, National
               Association, as Trustee, relating to O'Sullivan Industries,
               Inc.'s $100,000,000 principal amount of 13.375% senior subordinated notes (incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-Q for the quarter ended March 31,
               1999 (File No. 0-28493))

     4.4       Warrant Agreement dated as of November 30, 1999 between
               O'Sullivan Industries Holdings, Inc. and Norwest Bank Minnesota,
               National Association, as Warrant Agent, relating to warrants to purchase 39,273 shares of O'Sullivan Industries Holdings, Inc.
               Series B junior preferred stock, including form of warrant certificate (incorporated by reference to Exhibit 4.5 to Quarterly Report on Form 10-Q for the quarter ended March 31,
               1999 (File No. 0-28493))

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


     99.1      Certificate of chief executive officer under Section 906 of the
               Sarbanes-Oxley Act of 2002                                               29

     99.2      Certificate of chief financial officer under Section 906 of the
               Sarbanes-Oxley Act of 2002                                               30