Form 10-Q
period 2003-03-31
OSULLIVAN INDUSTRIES INC
filed 2003-08-05
CIK 1107978

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2003

OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _________________

Commission file number: 333-31282

O’Sullivan Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	43-0923022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Gulf Street, Lamar, Missouri	64759-1899
(Address of principal executive offices)	(ZIP Code)

(417) 682-3322
 (Registrant’s telephone number, including area code)

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

        As of August 1, 2003, 100 shares of common stock of O’Sullivan Industries, Inc., par value $1.00 per share, were outstanding.

        The Index to Exhibits is on page 32.

INTRODUCTORY NOTE

        In response to a comment letter from the Securities and Exchange Commission, we, after consulting with our independent accountants, determined to revise our method of accounting for the tax sharing agreement between RadioShack Corporation and us. Under the revised method of accounting, we recorded the deferred tax asset created by the increased tax basis in our assets as a result of elections under Sections 338(g) and 338(h)(10) of the Internal Revenue Code by RadioShack and O’Sullivan Industries, Inc. as of February 1994. Simultaneously, we also recorded our total obligation to RadioShack under the tax sharing agreement. Each of these amounts was approximately $147.9 million as of February 1994. These amounts were reduced as we realized benefits from the increased deductions from our increased basis and made payments to RadioShack. In March 2002, we placed a valuation allowance against our net deferred tax assets, debiting tax expense for the amount of the valuation allowance. This report reflects the revised method of accounting. We are in the process of amending our annual report on Form 10-K for the fiscal year ended June 30, 2002 and our quarterly reports on Form 10-Q for the quarters ended September 30, 2002 and December 31, 2002.

PART I

ITEM 1. FINANCIAL STATEMENTS.

O’SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES (a wholly owned subsidiary of O’Sullivan Industries Holdings, Inc.) UNAUDITED CONSOLIDATED BALANCE SHEETS (in thousands, except for share data)
Assets	March 31, 2003	June 30, 2002
		(restated, see Note 2)
Current assets:
Cash and cash equivalents	$17,593	$15,777
Trade receivables, net of allowance for doubtful accounts
of $4,495 and $4,101, respectively	36,326	37,035
Inventories, net	42,009	52,397
Prepaid expenses and other current assets	3,067	2,765

Total current assets	98,995	107,974

Property, plant and equipment, net	74,959	79,144
Other assets	15,680	18,944
Goodwill, net of accumulated amortization	38,088	38,088

Total assets	$227,722	$244,150

Liabilities and Stockholder's Deficit
Current liabilities:
Accounts payable	$11,481	$10,887
Current portion of long-term debt	4,392	4,430
Accrued advertising	12,350	11,680
Accrued liabilities	13,803	18,388
Payable to parent - tax sharing agreement	9,654	11,020

Total current liabilities	51,680	56,405

Long-term debt, less current portion	197,040	213,452
Other liabilities	2,469	2,570
Payable to parent - tax sharing agreement	65,527	70,354
Other payable to parent	951	181

Total liabilities	317,667	342,962

Commitments and contingent liabilities (Notes 2, 8 and 9)

Stockholder's deficit:
Common stock, $1.00 par value; 100 shares authorized, issued and outstanding	-	-
Retained deficit	(90,031)	(98,507)
Accumulated other comprehensive income (loss)	86	(305)

Total stockholder's deficit	(89,945)	(98,812)

Total liabilities and stockholder's deficit	$227,722	$244,150

         The accompanying notes are an integral part of these consolidated financial statements.

O’SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES (a wholly owned subsidiary of O’Sullivan Industries Holdings, Inc.) UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands)

	Three months ended March 31,		Nine months ended March 31,
	2003	2002	2003	2002
		(restated, see Note 2)		(restated, see Note 2)
Net sales	$86,866	$105,467	$237,534	$271,974
Cost of sales	65,620	74,961	176,588	199,335

Gross profit	21,246	30,506	60,946	72,639

Operating expenses:
Selling, marketing and administrative	11,940	15,108	35,476	42,347
Restructuring charge	540	-	540	-

Total operating expenses	12,480	15,108	36,016	42,347

Operating income	8,766	15,398	24,930	30,292

Other income (expense):
Interest expense	(5,317)	(5,490)	(16,598)	(19,691)
Interest income	50	108	144	263

Income before income tax provision	3,499	10,016	8,476	10,864
Income tax provision	-	98,864	-	99,160

Net income (loss)	$3,499	$(88,848)	$8,476	$(88,296)

        The accompanying notes are an integral part of these consolidated financial statements.

O’SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES (a wholly owned subsidiary of O’Sullivan Industries Holdings, Inc.) UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Nine months ended March 31,
	2003	2002
		(restated, see Note 2)
Cash flows provided by operating activities:
Net income (loss)	$8,476	$(88,296)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,289	10,796
Amortization of debt issuance cost	1,178	1,178
Amortization of debt discount	289	253
Interest rate collar	(2,091)	99
Bad debt expense	732	1,310
Loss on disposal of assets	113	422
Deferred income taxes	-	98,779
Impairment of long-lived assets	540	-
Accrual of special payment on options to purchase Series A
junior preferred stock	919	803
Changes in assets and liabilities:
Trade receivables	(23)	(5,044)
Inventories	10,388	8,851
Other assets	91	907
Accounts payable, accrued liabilities and other liabilities	(2,096)	15,310
Payable to parent - tax sharing agreement	(6,193)	-

Net cash provided by operating activities	22,612	45,368

Cash flows used for investing activities:
Capital expenditures	(4,827)	(7,007)

Cash flows from financing activities:
Repayment of borrowings	(16,739)	(7,658)
Advances on intercompany loans	770	713

Net cash flows used by financing activities	(15,969)	(6,945)

Net increase in cash and cash equivalents	1,816	31,416
Cash and cash equivalents, beginning of period	15,777	7,060

Cash and cash equivalents, end of period	$17,593	$38,476

Non-cash investing activities:
Capital expenditures included in accounts payable	$166	$299

        The accompanying notes are an integral part of these consolidated financial statements.

O’SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of O’Sullivan Industries Holdings, Inc.)
UNAUDITED CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S DEFICIT
For the nine months ended March 31, 2003
(in thousands)

	Retained deficit	Accumulated other comprehensive income (loss)	Total stockholder's deficit	Comprehensive income
	(restated, see Note 2)		(restated, see Note 2)	(restated, see Note 2)

Balance, June 30, 2002	$(98,507)	$(305)	$(98,812)
Net income	8,476		8,476	$8,476
Other comprehensive income		391	391	391

Balance, March 31, 2003	$(90,031)	$86	$(89,945)	$8,867

        The accompanying notes are an integral part of these consolidated financial statements.

O’SULLIVAN INDUSTRIES, INC.
(a wholly owned subsidiary of O’Sullivan Industries Holdings, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

Note 1—Basis of Presentation

        The unaudited consolidated financial statements of O’Sullivan Industries, Inc. and subsidiaries (“O’Sullivan”), a wholly owned subsidiary of O’Sullivan Industries Holdings, Inc. (“O’Sullivan Holdings”), included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in O’Sullivan’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, which is in the process of being amended. See Note 2. The interim results are not necessarily indicative of the results that may be expected for a full year.

Note 2—Revised Accounting for Tax Sharing Agreement with RadioShack

        O’Sullivan is included in the consolidated federal income tax return filed by O’Sullivan Holdings. In accordance with the intercompany tax allocation policy between O’Sullivan and O’Sullivan Holdings, O’Sullivan remits to O’Sullivan Holdings an amount equal to its current tax liability calculated as if O’Sullivan filed a separate tax return.

        In 1994, RadioShack, then Tandy Corporation, completed an initial public offering of O’Sullivan Holdings. In connection with the offering, O’Sullivan Holdings entered into a tax sharing and tax benefit reimbursement agreement with RadioShack. O’Sullivan and RadioShack made elections under Sections 338(g) and 338(h)(10) of the Internal Revenue Code with the effect that the tax basis of O’Sullivan’s assets was increased to the deemed purchase price of the assets, and an equal amount of such increase was included as taxable income in the consolidated federal tax return of RadioShack. The result was that the tax basis of O’Sullivan’s assets exceeded the historical book basis O’Sullivan used for financial reporting purposes.

        The increased tax basis of O’Sullivan’s assets results in increased tax deductions and accordingly reduced federal and state income taxes payable by O’Sullivan. Under the tax sharing agreement, O’Sullivan Holdings is contractually obligated to pay RadioShack nearly all of the federal tax benefit expected to be realized with respect to such additional basis. The payments under the agreement represent additional consideration for the stock of O’Sullivan Industries, Inc. and further increase the tax basis of its assets from the 1994 initial public offering when payments are made to RadioShack.

        To the extent the benefit of these basis step-up deductions caused O’Sullivan to have a federal taxable loss, O’Sullivan Holdings was only obligated to pay RadioShack to the extent that the benefits were used to reduce taxable income to zero. Any additional tax deductions resulting from the step-up create a net operating loss (NOL) carryforward on O’Sullivan’s federal income tax return. Under the terms of the tax sharing agreement, if O’Sullivan utilized this NOL carryforward to generate future tax savings, O’Sullivan Holdings was also obligated to remit that benefit received to RadioShack.

        Since 1994, O’Sullivan has treated the amount due to RadioShack as income tax expense when such amounts become payable and to the extent that O’Sullivan had sufficient taxable income. Thus, O’Sullivan’s tax expense approximated what it would have been in the absence of the section 338(h)(10) step-up in basis and the tax sharing agreement.

        Under this accounting method, the deferred tax asset from both the step-up in basis and the future liability to RadioShack was not recorded on O’Sullivan’s consolidated balance sheets because O’Sullivan deemed the benefits to be an asset of RadioShack. When the tax benefits were received and paid to RadioShack, O’Sullivan recorded the payment as tax expense since this amount would have been paid as federal income taxes in the absence of the step-up in basis and the tax sharing agreement.

        In November 1999, O’Sullivan Holdings completed a leveraged recapitalization transaction which significantly increased the debt of O’Sullivan. As a result of the higher debt levels, O’Sullivan also experienced increased interest expense, which reduced the taxable income of O’Sullivan and also reduced the tax benefits used from the deductions arising from the step-up in basis. O’Sullivan Holdings reduced its payments to RadioShack accordingly. RadioShack claimed that the deductions arising from the increased interest payments should not impact tax benefit payments due RadioShack under the tax agreement. RadioShack pursued this matter and prevailed in an arbitration ruling in March 2002. O’Sullivan Holdings reached a settlement agreement with RadioShack in May 2002. Pursuant to the settlement agreement, O’Sullivan Holdings paid RadioShack $24.6 million in May 2002 and an additional $3.1 million in June 2002. The sum of these two payments ($27.7 million) represented the amount due RadioShack under the settlement agreement through June 30, 2002. These amounts represent the calculation of what benefits O’Sullivan would have realized had it not had the additional interest expense from the recapitalization and merger. The settlement agreement requires calculations into the future and quarterly payments to RadioShack if O’Sullivan’s taxable income adjusted for the additional interest expense shows that it would have realized the benefits had it not incurred the additional interest expense. If on this basis, O’Sullivan could have used the deductions from the step-up in basis, it is required to make a payment to RadioShack even though O’Sullivan may not be receiving any current tax benefit from these deductions on its federal income tax return.

        O’Sullivan funded the back payment and subsequent payments from cash on hand. O’Sullivan expects to fund future payments from cash on hand or borrowings under its senior credit facility.

        Following the decision in the arbitration and the settlement agreement with RadioShack, O’Sullivan recorded the $24.6 million payment to RadioShack as a deferred tax asset at March 31, 2002. O’Sullivan believed that this was appropriate as the payment represented the tax benefit O’Sullivan could realize from future use of net operating losses on its consolidated federal income tax return if it had sufficient taxable income in the future. After recoring a tax provision of $3.4 million for the quarter ended March 31, 2002 and offsetting its deferred tax liabilities of $10.2 million, O’Sullivan had a net deferred tax asset of $11.0 million.

         Under Statement of Financial Accounting Standards (“SFAS”) 109, Accounting for Income Taxes, O’Sullivan must determine if it is more likely than not that its net deferred tax asset will be realized as a reduction in tax liabilities in the future. SFAS 109 requires objective evidence to support the more likely than not conclusion. The arbitration decision dramatically affected O’Sullivan’s liquidity, which reduced the amounts it could invest in sales efforts or cost improvements, as most free cash flow would now be used to pay RadioShack or repay O’Sullivan’s indebtedness. In addition, it became evident to O’Sullivan by March 2002 that the prolonged economic slowdown that started prior to September 11, 2001 was continuing. This, coupled with the adverse effect on O’Sullivan’s liquidity of the settlement, caused O’Sullivan to lower its projections of future taxable income. Accordingly, management projected O’Sullivan’s expected future taxable income utilizing operating performance it achieved in fiscal 2002 assuming O’Sullivan’s performance would be no better or worse over an extended period of time. Such projections indicate that O’Sullivan would not have taxable income until 2009 when substantially all the tax benefit deductions had been taken. At that point, the projections indicated that the net operating losses existing at that time would be utilized before they expire. However, O’Sullivan currently has and is expected to have taxable losses for a number of years in the future. Projections over a long time are inherently uncertain, and O’Sullivan cannot provide objective evidence that its operations in 2009 and beyond will produce sufficient taxable income. As a result, O’Sullivan provided a valuation allowance in its March 2002 quarter of $13.4 million against all of its net deferred tax assets with a corresponding charge to income tax expense. Consistent with O’Sullivan’s prior accounting, both before and after the recapitalization and merger, O’Sullivan did not record any deferred tax assets related to future deductions from the step-up in basis or any future obligations to RadioShack as they were still contingent upon its taxable income in the future.

        Similarly, in O’Sullivan’s June, September and December 2002 financial statements, O’Sullivan recorded a deferred tax asset to the extent that O’Sullivan could not benefit currently from the increased deductions. O’Sullivan then provided a valuation allowance against the additional deferred tax asset with a corresponding charge to income tax expense on a quarter by quarter basis. O’Sullivan believed this method was in conformity with accounting principles generally accepted in the United States and consistent with its accounting for the tax sharing agreement since 1994.

        In the third quarter of fiscal 2003, O’Sullivan received a comment letter from the staff of the Securities and Exchange Commission ("SEC") on the accounting for the tax sharing agreement. In the course of preparing a response to the SEC staff’s comment letter, O’Sullivan, in consultation with its independent accountants, reassessed its accounting for the tax sharing agreement in light of the arbitration settlement with RadioShack and concluded that its method of accounting for the tax sharing agreement should be changed. O’Sullivan determined that the deferred tax asset created by the step-up in basis and the additional basis from the probable future payments to RadioShack should be recorded as of February 1994. At the same time, O’Sullivan recorded its obligation to RadioShack under the tax sharing agreement. The amounts of the deferred tax asset and the obligation to RadioShack were each $147.9 million at February 1994. From 1994 through December 2001, the amounts of the deferred tax asset and the obligation to RadioShack were reduced as O’Sullivan realized the benefits of the deferred tax asset and paid RadioShack amounts due under the tax sharing agreement.

         At March 31, 2002, a full valuation allowance was provided against the $95.5 million net deferred tax asset, which consists of the $11.0 million valuation allowance originally recorded in the March 2002 quarter plus an additional $84.5 million representing the balance of the deferred tax asset at that time. The valuation allowance of $95.5 million together with the $3.4 million tax provision for the quarter represent the $98.9 million recorded as tax expense in the March 2002 quarter. O’Sullivan recorded the valuation allowance because it was unable to determine, based on objective evidence, that it is more likely than not that O’Sullivan would be able to utilize its net operating losses prior to their expiration. If at a future date O’Sullivan determines that some or all of the deferred tax asset will more likely than not be realized, O’Sullivan will reverse the appropriate portion of the valuation allowance and credit income tax expense. The remaining maximum obligation to RadioShack was $109.1 million at March 31, 2002. The obligation to RadioShack was reduced by subsequent payments and was $75.2 million and $81.4 million at March 31, 2003 and June 30, 2002, respectively. O’Sullivan Holdings currently believes that it is probable that payments to RadioShack will be made.

        In summary, instead of accounting for O’Sullivan’s deferred tax assets resulting from the step-up in basis as tax expense through a valuation allowance on a quarter by quarter basis as O’Sullivan makes payments to RadioShack under the tax sharing agreement, O’Sullivan revised its accounting to record the aggregate deferred tax asset and the obligation to RadioShack in February 1994. The deferred tax asset has been reduced as O’Sullivan realized the benefits from 1994 to March 2002 and was fully offset by the March 2002 valuation allowance. Therefore, this revised method of accounting will increase O’Sullivan’s net income (or reduce O’Sullivan’s net loss) and will increase O’Sullivan’s net income attributable to common stockholders (or reduce the loss) by the amount we pay RadioShack for each quarterly period after March 31, 2002 through the quarter ending March 31, 2009 or until O’Sullivan can determine, based on objective evidence, that it is more likely than not that O’Sullivan will be able to utilize its net operating losses prior to their expiration and reverses all or a portion of the valuation allowance on its deferred tax assets.

        The expected timing or amounts of O’Sullivan Holdings’ payments to RadioShack are not affected by the revised method of accounting although the future payments to RadioShack are contingent upon O’Sullivan’s achieving taxable income calculated on the basis stipulated in the settlement agreement.

        The effect of the adjustments for prior periods on the consolidated balance sheet and statement of operations are as follows:

	(in thousands)
	March 31, 2002	June 30, 2002
Balance sheet:
Payable to parent - tax sharing agreement
As previously reported	$24,597	$-
As restated	109,067	81,374
Retained deficit
As previously reported	18,040	17,133
As restated	102,510	98,507

	Three months ended March 31, 2002	Nine months ended March 31, 2002
Statement of operations:
Net loss as previously reported	$4,378	$3,826
Increase to income tax provision	84,470	84,470

Net loss as restated	88,848	88,296

Note 3—Derivative Financial Instruments

        As required under O’Sullivan’s senior credit facility, O’Sullivan hedged one-half of its term loans with an initial notional amount of $67.5 million with a three-year, costless interest rate collar. The collar, which expired March 31, 2003, was based on three-month LIBOR with a floor of 6.43% and a ceiling of 8.75%. O’Sullivan recorded a reduction of interest expense of $783,000 and $828,000 for the quarters ended March 31, 2003 and March 31, 2002, respectively. These amounts represent the changes in fair value of the interest rate collar. For the nine months ended March 31, 2003 and March 31, 2002, O’Sullivan recognized additional (reduced) interest expense associated with the interest rate collar of $(2.1 million) and $99,000, respectively. To terminate this contract at June 30, 2002, O’Sullivan would have been required to pay the counter-party approximately $2.1 million. The fair value of the interest rate collar at June 30, 2002 was included in accrued liabilities in the accompanying consolidated balance sheet.

Note 4—New Accounting Standards

        In April 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products. This issue addresses the income statement classification of slotting fees, cooperative advertising arrangements and buydowns. The consensus requires that certain customer promotional payments that O’Sullivan previously classified as selling expenses be classified as a reduction of revenue. O’Sullivan adopted EITF 00-25 effective January 1, 2002 and reclassified certain selling, marketing and administrative expenses as a reduction of net sales. Its adoption by O’Sullivan had no impact on operating income (loss) or net income (loss). As a result of the adoption of EITF 00-25, for the six months ended December 31, 2001, $7.7 million was reclassified as a reduction in revenue rather than as selling, marketing and administrative expense.

        In August 2001, the Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This pronouncement, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. O’Sullivan adopted this pronouncement effective July 1, 2002. The adoption of SFAS 144 had no effect on O’Sullivan’s results of operations but did impact its balance sheet presentation as described below.

        In January 2001, O’Sullivan closed its Cedar City, Utah production facility. (See Note 10.) Certain equipment has been relocated to the Missouri and Virginia plants. Fixed assets with a net book value of $20.3 million were valued at the lower of their carrying amount or fair value less cost to sell, resulting in an impairment charge of approximately $8.7 million in the second quarter of fiscal 2001. An additional impairment charge of $540,000 was recognized in the quarter ended March 31, 2003. The additional impairment charge resulted from subsequent changes in the carrying amounts of the assets due to unfavorable market conditions. The costs of the long-lived assets held for sale and the associated accumulated depreciation have been reclassified from property, plant and equipment to other assets on the accompanying consolidated balance sheets. There are no other significant assets or liabilities relating to the discontinued Utah operation.

Note 5—Shipping and Handling Costs

        O’Sullivan reports amounts billed to customers as revenue, the cost for warehousing operations in cost of sales and freight out costs as part of selling, marketing and administrative expenses. Freight out costs included in selling, marketing and administrative expenses in the third quarters of fiscal 2003 and fiscal 2002 were approximately $1.3 million and $3.2 million, respectively. Freight out costs for the nine months ended March 31, 2003 and 2002 were $4.9 million and $7.7 million, respectively.

Note 6—Inventory

        Inventory, net, consists of the following:

	March 31, 2003	June 30, 2002
	(in thousands)
Finished goods	$26,993	$39,199
Work in process	4,883	5,158
Raw materials	10,133	8,040

	$42,009	$52,397

Note 7–Condensed Consolidating Financial Information

        In November 1999 O’Sullivan issued $100 million of 13.375% Senior Subordinated Notes due 2009. These notes were unsecured obligations of O’Sullivan; however, they were guaranteed on an unsecured basis by its subsidiary O’Sullivan Industries — Virginia, Inc. (“O’Sullivan Industries — Virginia”). In fiscal 2000, O’Sullivan exchanged the notes issued in November 1999 for notes with substantially identical terms and associated guarantees. The exchange notes have been registered under the Securities Act of 1933, as amended.

        O’Sullivan also is the obligor under a senior secured credit facility totaling $175 million. This facility is secured by substantially all the assets of O’Sullivan and its guarantor subsidiary O’Sullivan Industries — Virginia. The credit facility is also guaranteed by O’Sullivan Holdings, O’Sullivan’s parent. Security for the credit facility includes first priority liens and security interests in the stock of O’Sullivan and O’Sullivan Industries — Virginia.

        The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC rules and regulations. This information is not intended to present the financial position, results of operations and cash flows of the individual companies in accordance with generally accepted accounting principles.

        The financial information for O’Sullivan Furniture Factory Outlet, Inc. is included in the consolidated results of O’Sullivan Industries. O’Sullivan Furniture Factory Outlet, Inc. commenced operations in April 2002. Net sales and net income for the three months ended March 31, 2003 were $482,000 and $60,000, respectively. Net sales and net income for the nine months ended March 31, 2003 were $953,000 and $92,000, respectively. At March 31, 2003 and June 30, 2002, total assets were $307,000 and $191,000, respectively. Total liabilities, excluding payables to affiliates, at March 31, 2003 and June 30, 2002 were $17,000 and $20,000, respectively.

Condensed Consolidating Statements of Income

	Three months ended March 31, 2003 (in thousands)
	O'Sullivan Industries	O'Sullivan Industries - Virginia	Consolidating Adjustments	Consolidated
Net sales	$60,305	$26,561	$-	$86,866
Cost of sales	44,618	21,002	-	65,620

Gross profit	15,687	5,559	-	21,246
Operating expenses:
Selling, marketing and administrative	9,640	2,300	-	11,940
Restructuring charge	540	-	-	540

	10,180	2,300	-	12,480

Operating income	5,507	3,259	-	8,766
Other income (expense):
Interest expense	(5,202)	(115)	-	(5,317)
Interest income	50	-	-	50

Income before income tax provision	355	3,144	-	3,499
Income tax provision	-	-	-	-

Net income	$355	$3,144	$-	$3,499

	Three months ended March 31, 2002 (in thousands)
	O'Sullivan Industries	O'Sullivan Industries - Virginia	Consolidating Adjustments	Consolidated
Net sales	$72,266	$33,201	$-	$105,467
Cost of sales	50,414	24,547	-	74,961

Gross profit	21,852	8,654	-	30,506
Operating expenses:
Selling, marketing and administrative	11,961	3,147	-	15,108

Operating income	9,891	5,507	-	15,398
Other income (expense):
Interest expense	(5,357)	(133)	-	(5,490)
Interest income	108	-	-	108

Income before income tax provision	4,642	5,374	-	10,016
Income tax provision	78,073	20,791	-	98,864

Net loss	$(73,431)	$(15,417)	$-	$(88,848)

	Nine months ended March 31, 2003 (in thousands)
	O'Sullivan Industries	O'Sullivan Industries - Virginia	Consolidating Adjustments	Consolidated
Net sales	$168,918	$68,616	$-	$237,534
Cost of sales	122,656	53,932	-	176,588

Gross profit	46,262	14,684	-	60,946
Operating expenses:
Selling, marketing and administrative	29,138	6,338	-	35,476
Restructuring charge	540	-	-	540

	29,678	6,338	-	36,016

Operating income	16,584	8,346	-	24,930
Other income (expense):
Interest expense	(16,224)	(374)	-	(16,598)
Interest income	144	-	-	144

Income before income tax provision	504	7,972	-	8,476
Income tax provision	-	-	-	-

Net income	$504	$7,972	$-	$8,476

	Nine months ended March 31, 2002 (in thousands)
	O'Sullivan Industries	O'Sullivan Industries - Virginia	Consolidating Adjustments	Consolidated
Net sales	$191,947	$80,027	$-	$271,974
Cost of sales	138,589	60,746	-	199,335

Gross profit	53,358	19,281	-	72,639
Operating expenses:
Selling, marketing and administrative	33,980	8,367	-	42,347

Operating income	19,378	10,914	-	30,292
Other income (expense):
Interest expense	(19,243)	(448)	-	(19,691)
Interest income	263	-	-	263

Income before income tax provision	398	10,466	-	10,864
Income tax provision	78,306	20,854	-	99,160

Net loss	$(77,908)	$(10,388)	$-	$(88,296)

Condensed Consolidating Balance Sheets

	March 31, 2003 (in thousands)
	O'Sullivan Industries	O'Sullivan Industries - Virginia	Consolidating Adjustments	Consolidated
ASSETS:
Current assets	$87,872	$11,123	$-	$98,995
Property, plant and equipment, net	42,418	32,541	-	74,959
Other assets	15,587	93	-	15,680
Investment in subsidiary	27,264	-	(27,264)	-
Goodwill	38,088	-	-	38,088
Receivable from parent	-	16,993	(16,993)	-

Total assets	$211,229	$60,750	$(44,257)	$227,722

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
Current liabilities	$28,194	$23,486	$-	$51,680
Long-term debt	187,040	10,000	-	197,040
Other liabilities	2,469	-	-	2,469
Payable to parent - tax sharing agreement	65,527	-	-	65,527
Other payable to parent	17,944	-	(16,993)	951
Stockholder's equity (deficit)	(89,945)	27,264	(27,264)	(89,945)

Total liabilities and stockholder's
equity (deficit)	$211,229	$60,750	$(44,257)	$227,722

	June 30, 2002 (in thousands)
	O'Sullivan Industries	O'Sullivan Industries - Virginia	Consolidating Adjustments	Consolidated
ASSETS:
Current assets	$92,556	$15,418	$-	$107,974
Property, plant and equipment, net	45,049	34,095	-	79,144
Other assets	18,842	102	-	18,944
Investment in subsidiary	21,310	-	(21,310)	-
Goodwill	38,088	-	-	38,088
Receivable from parent	-	2,607	(2,607)	-

Total assets	$215,845	$52,222	$(23,917)	$244,150

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
Current liabilities	$35,493	$20,912	$-	$56,405
Long-term debt	203,452	10,000	-	213,452
Other liabilities	2,570	-	-	2,570
Payable to parent - tax sharing agreement	70,354	-	-	70,354
Other payable to parent	2,788	-	(2,607)	181
Stockholder's equity (deficit)	(98,812)	21,310	(21,310)	(98,812)

Total liabilities and stockholder's
equity (deficit)	$215,845	$52,222	$(23,917)	$244,150

Condensed Consolidating Statements of Cash Flows

	Nine months ended March 31, 2003 (in thousands)
	O'Sullivan Industries	O'Sullivan Industries - Virginia	Consolidating Adjustments	Consolidated
Net cash flows provided by operating
activities	$6,673	$15,939	$-	$22,612

Investing activities:
Capital expenditures	(3,273)	(1,554)	-	(4,827)
Repayment of loans to affiliates	14,385	-	(14,385)	-

Net	11,112	(1,554)	(14,385)	(4,827)

Financing activities:
Advances (repayment) of loans from
affiliates	770	(14,385)	14,385	770
Repayment of borrowings	(16,739)	-	-	(16,739)

Net	(15,969)	(14,385)	14,385	(15,969)

Cash and cash equivalents:
Net increase in cash and cash equivalents	1,816	-	-	1,816
Cash and cash equivalents, beginning
of period	15,773	4	-	15,777

Cash and cash equivalents, end of period	$17,589	$4	$-	$17,593

	Nine months ended March 31, 2002 (in thousands)
	O'Sullivan Industries	O'Sullivan Industries - Virginia	Consolidating Adjustments	Consolidated
Net cash flows provided by operating activities	$43,176	$2,192	$-	$45,368

Investing activities:
Capital expenditures	(3,594)	(3,413)	-	(7,007)
Repayment of loans to affiliates	(1,221)	-	1,221	-

Net	(4,815)	(3,413)	1,221	(7,007)

Financing activities:
Advances (repayment) of loans from
affiliates	713	1,221	(1,221)	713
Repayment of borrowings	(7,658)	-	-	(7,658)

Net	(6,945)	1,221	(1,221)	(6,945)

Cash and cash equivalents:
Net increase in cash and cash equivalents	31,416	-	-	31,416
Cash and cash equivalents, beginning
of period	7,056	4	-	7,060

Cash and cash equivalents, end of period	$38,472	$4	$-	$38,476

Note 8—Related Party Transactions

        O’Sullivan entered into a management services agreement with Bruckmann, Rosser, Sherrill & Co., Inc. (“BRS”) for strategic and financial advisory services on November 30, 1999. The fee for these services is the greater of (a) 1% of O’Sullivan’s consolidated cash flow (as defined in the indenture related to the O’Sullivan senior subordinated notes) or (b) $300,000 per year. Under the management services agreement, BRS can also receive reimbursement for expenses which are limited to $50,000 a year by the senior credit facility.

        The senior credit facility and the management services agreement both contain certain restrictions on the payment of the management fee. The management services agreement provides that no cash payment for the management fee can be made unless the fixed charge coverage ratio (as defined in the indenture relating to the O’Sullivan senior subordinated notes) for O’Sullivan’s most recently ended four full fiscal quarters would have been at least 2.0 to 1.0. All fees and expenses under the management services agreement are subordinated to the senior subordinated notes.

        The management fees and reimbursable expenses of $132,000 and $198,000 recognized in the third quarter of fiscal years 2003 and 2002, respectively, are included in selling, marketing and administrative expense in the accompanying consolidated statements of operations. Management fees and expenses for the nine months ending March 31, 2003 and 2002 were $365,000 and $418,000, respectively. O’Sullivan paid BRS $713,000 in the first quarter of fiscal 2003 for the balance owed through June 30, 2002 and an additional $305,000 as a prepayment of the fiscal 2003 management fee. In January 2003, O’Sullivan paid BRS $285,000 for incurred reimbursable expenses and expected management fees for the remainder of the fiscal year. The prepaid balance at March 31, 2003 was $219,000 and is included in prepaid expenses and other current assets on the consolidated balance sheet. The amount due BRS at June 30, 2002 approximated $719,000 and is included in accrued liabilities on the consolidated balance sheet.

Note 9—Commitments and Contingencies

        Tax Sharing Agreement with RadioShack. Future tax sharing agreement payments are contingent on taxable income. (See Note 2.) The maximum payments are as follows: fiscal 2003, including $6.2 million paid through March 31, 2003 — $11.0 million; fiscal 2004 — $9.9 million; fiscal 2005 — $10.5 million; fiscal 2006 — $11.3 million; and thereafter — $38.6 million.

        At March 31, 2003, O’Sullivan was in compliance with all applicable debt covenants.

Note 10—Subsequent Events

         In June 2003, O’Sullivan sold the land and building it owned in Cedar City, Utah. The net proceeds from the sale of $6.8 million were used to reduce indebtedness under the senior credit facility. The sale did not require a further significant adjustment from March 2003 to the carrying value of the land and building. No significant excess assets remain from the closing of the facility.

         As of June 30, 2003, O’Sullivan Industries executed a fourth amendment to its senior credit facility. The facility amends certain financial covenants for quarters ending June 30, 2003 through June 30, 2004. The amendment made several other changes to the senior credit agreement, including reducing the revolving credit commitment from $40 million to $30 million and increasing the excess cash flow prepayment percentage from 75% to 100%. The interest rate on loans under the senior credit facility was increased to LIBOR plus 4.75% or prime plus 3.75% for revolving credit and tranche A loans and LIBOR plus 5.25% or prime plus 4.25% for tranche B loans. In addition, O’Sullivan will pay additional interest of 2.0% on the outstanding balance of tranche B loans on July 2, 2004.

        With the execution of the fourth amendment, O’Sullivan expects that it will be in compliance with its covenants under the senior credit facility at June 30, 2003.

         In June 2003, O’Sullivan completed a reduction in force of approximately 50 corporate employees. The estimated cash termination benefits associated with the reduction is approximately $1.5 million. O’Sullivan accrued this cost in the fourth quarter of fiscal 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

Overview

        We are a leading ready-to-assemble furniture manufacturer in North America with over 45 years of experience. We design, manufacture and distribute a broad range of RTA furniture products—computer workcenters, desks, entertainment centers, audio stands, bookcases and cabinets—with retail prices ranging from $20 to $999. We have committed substantial resources to the development and implementation of a diversified sales, marketing and product strategy in order to capitalize on opportunities presented by large retail channels of distribution and changes in consumer demographics and preferences. We have structured our business to offer a wide variety of RTA furniture products through popular retail distribution channels, including office superstores, discount mass merchants, electronic superstores, home improvement centers and home furnishings retailers. We continue to strive towards building long-term relationships with quality retailers in existing and emerging high growth distribution channels to develop and grow our business.

        Our net sales declined 17.6% in the third quarter of fiscal 2003 and 12.7% for the first nine months of fiscal 2003. This decline continued the sales decreases experienced by us in fiscal 2001 and 2002. Our sales declined for several reasons:

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

These factors will continue to affect our business throughout the remainder of fiscal 2003 and into fiscal 2004.

        Even with the lower sales levels, we produced net income of $3.5 million for the third quarter of fiscal 2003. For the first nine months of fiscal 2003, our net income was $8.5 million. Operating income declined to $8.8 million in the third quarter of fiscal 2003 from $15.4 million in fiscal 2002. For the first nine months of fiscal 2003, our operating income was $24.9 million, compared with $30.3 million in the first nine months of fiscal 2002.

        We purchase large quantities of raw materials, including particleboard and fiberboard. We are dependent on our outside suppliers for all of our raw materials. Therefore, we are subject to changes in the prices charged by our suppliers. In fiscal 2000, our operating income was reduced by price increases for these commodities. In fiscal 2001, particleboard and fiberboard prices declined, increasing our operating income in the latter portion of the year. Industry pricing for particleboard was flat to slightly lower in fiscal 2002, and prices declined in the first half of fiscal 2003 from the fourth quarter of fiscal 2002. We saw small increases in particleboard pricing in the third quarter of fiscal 2003. Prices for fiberboard increased in the fourth quarter of fiscal 2002, but remained essentially flat for the first nine months of fiscal 2003. We did experience a price increase from several suppliers of another commodity in the second quarter of fiscal 2003. We cannot assure you that raw material prices will not increase further in the future. If the demand for particleboard increases or the supply declines further, prices may also increase.

        Several manufacturers, including O’Sullivan, have excess manufacturing capacity due to the current decline in sales in the RTA furniture segment and increasing imports. This excess capacity is causing increased competition that is expected to continue, and perhaps to intensify, through the remainder of fiscal 2003 and into fiscal 2004. This reduced our margins and results of operations in fiscal 2002, and is continuing to reduce sales, margins and results of operations in fiscal 2003. We have been taking, and will continue to take, steps to reduce costs as the lower sales levels affect our operations.

        While we have confidence in the long-term future of the RTA furniture industry, given our current sales trends in this economic environment, gross sales in the fourth quarter of fiscal 2003 will be about one-third lower than sales in the fourth quarter of fiscal 2002. We anticipate our fiscal 2003 fourth quarter operating income will decline about 55% to 60% from the fiscal 2002 fourth quarter. We cannot yet predict when our sales will return to a pattern of sales growth.

RadioShack Arbitration and Revised Accounting for Tax Sharing Agreement with RadioShack.

        In 1994, RadioShack, then Tandy Corporation, completed an initial public offering of O’Sullivan Holdings. In connection with the offering, O’Sullivan Holdings entered into a tax sharing and tax benefit reimbursement agreement with RadioShack. RadioShack and O’Sullivan made elections under Sections 338(g) and 338(h)(10) of the Internal Revenue Code with the effect that the tax basis of our assets was increased to the deemed purchase price of the assets, and an equal amount of such increase was included as taxable income in the consolidated federal tax return of RadioShack. The result was that the tax basis of our assets exceeded the historical book basis we used for financial reporting purposes.

        The increased tax basis of our assets results in increased tax deductions and reduced federal and state income taxes payable by us. Under the tax sharing agreement, O’Sullivan Holdings is contractually obligated to pay RadioShack nearly all of the federal tax benefit expected to be realized with respect to such additional basis. The payments under the agreement represent additional consideration for the stock of O’Sullivan Industries, Inc. and further increase the tax basis of our assets from the 1994 initial public offering when payments are made to RadioShack.

        To the extent the benefit of these basis step-up deductions caused us to have a federal taxable loss, O’Sullivan Holdings was only obligated to pay RadioShack to the extent that the benefits were used to reduce taxable income to zero. Any additional tax deductions resulting from the step-up create a net operating loss (NOL) carryforward on our federal income tax return. Under the terms of the tax sharing agreement, if we utilized this NOL carryforward to generate future tax savings, O’Sullivan Holdings was also obligated to remit that benefit received to RadioShack.

        Since 1994, we have treated the amount due to RadioShack as income tax expense when such amounts become payable and to the extent that we had sufficient taxable income. Thus, our tax expense approximated what it would have been in the absence of the Section 338(h)(10) step-up in basis and the tax sharing agreement.

        Under this accounting method, the deferred tax asset from both the step-up in basis and the future liability to RadioShack was not recorded on our consolidated balance sheets because we deemed the benefits to be an asset of RadioShack. When the tax benefits were received and paid by O’Sullivan Holdings to RadioShack, we funded the payment and recorded it as tax expense since this amount would have been paid by us as federal income taxes in the absence of the step-up in basis and the tax sharing agreement.

        In November 1999, O’Sullivan Holdings completed a leveraged recapitalization transaction which significantly increased our debt. As a result of the higher debt levels, we also experienced increased interest expense, which reduced our taxable income and also reduced the tax benefits used from the deductions arising from the step-up in basis. O’Sullivan Holdings reduced its payments to RadioShack accordingly. RadioShack claimed that the deductions arising from the increased interest payments should not impact tax benefit payments due RadioShack under the tax agreement. RadioShack pursued this matter and prevailed in an arbitration ruling in March 2002.

O’Sullivan Holdings reached a settlement agreement with RadioShack in May 2002. Pursuant to the settlement agreement, O’Sullivan Holdings paid RadioShack $24.6 million in May 2002 and an additional $3.1 million in June 2002. The sum of these two payments ($27.7 million) represented the amount due RadioShack under the settlement agreement through June 30, 2002. These amounts represent the calculation of what benefits we would have realized had we not had the additional interest expense from the recapitalization and merger. The settlement agreement requires calculations into the future and quarterly payments to RadioShack if our taxable income adjusted for the additional interest expense shows that we would have realized the benefits had we not incurred the additional interest expense. If on this basis, we could have used the deductions from the step-up in basis, O’Sullivan Holdings is required to make a payment to RadioShack even though we may not be receiving any current tax benefit from these deductions on our federal income tax return.

        Following the decision in the arbitration and the settlement agreement with RadioShack, we recorded the $24.6 million payment to RadioShack as a deferred tax asset at March 31, 2002. We believed that this was appropriate as the payment represented the tax benefit we could realize from future use of net operating losses on our federal income tax returns if we had sufficient taxable income in the future. After offsetting our deferred tax liabilities of $10.2 million, we had a net deferred tax asset of $11.0 million.

         Under SFAS 109, we must determine if it is more likely than not that we will realize the net deferred tax assets as reductions in our tax liabilities in the future. SFAS 109 requires objective evidence to support the more likely than not conclusion. The arbitration decision dramatically affected our liquidity, which reduced the amounts we could invest in sales efforts or cost improvements, as most free cash flow would now be used to pay RadioShack or repay our indebtedness. In addition, it became evident to us by March 2002 that the prolonged economic slowdown that started prior to September 11, 2001 was continuing. This, coupled with the adverse effect on our liquidity of the settlement, caused us to lower our projections of future taxable income. Accordingly, we projected our expected future taxable income utilizing operating performance we achieved in fiscal 2002 assuming our performance would be no better or worse over an extended period of time. Such projections indicate that we would not have taxable income until 2009 when substantially all the tax benefit deductions had been taken. At that point, the projections indicated that our net operating losses existing at that time would be utilized before they expire. However, we currently have and expect to have taxable losses for a number of years in the future. Projections over a long time are inherently uncertain, and we cannot provide objective evidence that our operations in 2009 and beyond will produce sufficient taxable income. As a result, we provided a valuation allowance in our March 2002 quarter of $13.4 million against all of our net deferred tax assets with a corresponding charge to income tax expense. Consistent with our prior accounting, both before and after the recapitalization and merger, we did not record any deferred tax assets related to future deductions from the step-up in basis or any future obligations to RadioShack as they were still contingent upon our taxable income in the future.

        Similarly, in our June, September and December 2002 financial statements, we recorded a deferred tax asset to the extent that we could not benefit currently from the increased deductions. We then provided a valuation allowance against the additional deferred tax asset with a corresponding charge to income tax expense on a quarter by quarter basis. We believed this method was in conformity with accounting principles generally accepted in the United States and consistent with our accounting for the tax sharing agreement since 1994.

        In the third quarter of fiscal 2003, O’Sullivan received a comment letter from the staff of the SEC on the accounting for the tax sharing agreement between RadioShack Corporation and us. In the course of preparing our response to the SEC staff’s comment letter, we, in consultation with our independent accountants, reassessed our accounting for the tax sharing agreement with RadioShack in light of the arbitration settlement with RadioShack and concluded that our method of accounting for the tax sharing agreement should be changed. O’Sullivan determined that the deferred tax asset created by the step-up in basis, and the additional basis from the probable future payments to RadioShack should be recorded as of February 1994. At the same time, we recorded our obligation to RadioShack. The amounts of the deferred tax asset and obligation to RadioShack were each $147.9 million at February 1994. From 1994 through 2001, we reduced the amount of the deferred tax asset and the obligation to RadioShack as we realized the benefits of the deferred tax asset and paid RadioShack amounts due under the tax sharing agreement.

         At March 31, 2002, a full valuation allowance was provided against the $95.5 million net deferred tax asset, which consists of the $11.0 million valuation allowance originally recorded in the March 2002 quarter plus an additional $84.5 million representing the balance of the deferred tax asset at that time. The valuation allowance of $95.5 million together with the $3.4 million tax provision for the quarter represent the $98.9 million recorded as tax expense in the March 2002 quarter. We recorded the valuation allowance because we were unable to determine, based on objective evidence, that it was more likely than not we would be able to utilize our net operating losses prior to their expiration. If at a future date we determine that some or all of the deferred tax asset will more likely than not be realized, we will reverse the appropriate portion of the valuation allowance and credit income tax expense. The remaining maximum obligation to RadioShack was $109.1 million at March 31, 2002. The obligation to RadioShack was reduced by subsequent payments and was $75.2 million and $81.4 million at March 31, 2003 and June 30, 2002, respectively. We currently believe that it is probable that future payments to RadioShack will be made.

        In summary, instead of accounting for our deferred tax assets resulting from the step-up in basis as tax expense through a valuation allowance on a quarter by quarter basis as we make payments to RadioShack under the tax sharing agreement, we revised our accounting to record the aggregate deferred tax asset and the obligation to RadioShack in February 1994. Our deferred tax asset has been reduced as we realized the benefits from 1994 to March 2002 and was fully offset by the March 2002 valuation allowance. Therefore, this revised method of accounting will increase our net income (or reduce our loss) and will increase our net income attributable to common stockholders (or reduce the loss) by the amount we pay RadioShack for each quarterly period after March 31, 2002 through the quarter ending March 31, 2009 or until we can determine, based on objective evidence, that it is more likely than not that we will be able to utilize our net operating losses prior to their expiration and reverse all or a portion of the valuation allowance on our deferred tax assets.

        The expected timing or amounts of our payments to RadioShack will not be affected by the revised method of accounting, although the future payments to RadioShack are contingent upon our achieving taxable income calculated on the basis stipulated in the settlement agreement. For the three months and nine months ended March 31, 2003, we paid RadioShack $0 and $6.2 million, respectively, as the payment for the March quarter was not due until April 15, 2003.

        We funded the back payment and subsequent payments from cash on hand. We expect to fund future payments from cash on hand or borrowings under our senior credit facility.

        We amended our senior credit facility in March 2002 as a result of the arbitration settlement. The amendment excludes from the definition of consolidated fixed charges $27.0 million of the total paid by us pursuant to the tax sharing agreement through the period ended June 30, 2002.

Recent Events

         In June 2003, we sold the land and building we owned in Cedar City, Utah. We used the net proceeds from the sale to reduce indebtedness under our senior credit facility. The sale did not not require a further significant adjustment from March 2003 to the carrying value of the land and building. No significant assets remain from the closing of the facility.

         As of June 30, 2003, we executed a fourth amendment to our senior credit facility. The facility amends certain financial covenants for quarters ending June 30, 2003 through June 30, 2004. The amendment made several other changes to the senior credit agreement, including reducing the revolving credit commitment from $40 million to $30 million and increasing the excess cash flow prepayment percentage from 75% to 100%. The interest rate on loans under the senior credit facility was increased to LIBOR plus 4.75% or prime plus 3.75% for revolving credit and tranche A loans and LIBOR plus 5.25% or prime plus 4.25% for tranche B loans. In addition, we will pay an additional interest of 2.0% on the outstanding balance of tranche B loans on July 2, 2004.

         With the execution of the fourth amendment, we expect that it will be in compliance with its covenants under the senior credit facility at June 30, 2003.

         In June 2003, we completed a reduction in force of approximately 50 corporate employees. The estimated cash termination benefits associated with the reduction is $1.5 million. We accrued this cost in the fourth quarter of fiscal 2003.

        See “Cautionary Statement Regarding Forward Looking Information.”

Results of Operations

        Net Sales. Net sales for the quarter ended March 31, 2003 decreased by $18.6 million, or 17.6%, to $86.9 million from $105.5 million for the quarter ended March 31, 2002. Net sales for the nine months ended March 31, 2003 decreased by $34.4 million, or 12.7%, to $237.5 million from $272.0 million for the nine months ended March 31, 2002. Our sales declined in nearly every major channel due to the economic uncertainties in the United States and the other reasons cited above. The sales decline for the quarter and year to date was attributable to lower unit sales.

        In January 2002, Kmart Corporation, which accounted for around 9% of our gross sales in fiscal 2002, filed for Chapter 11 bankruptcy court protection. As part of its reorganization, Kmart has closed or is closing a total of about 600 stores. The bankruptcy court has approved Kmart’s plan of reorganization, and Kmart emerged from Chapter 11 in May 2003. We resumed shipments to Kmart on a post-petition basis after the filing and anticipate significant sales to Kmart in the future. However, there can be no assurance that we will ship as much to Kmart as we did in prior periods or that Kmart will be successful in its restructuring efforts.

        In August 2002, Ames Department Stores, Inc. decided to close all of its stores and liquidate. We had anticipated sales to Ames would be less than 2% of our gross sales in fiscal 2003.

        Gross Profit. Gross profit decreased to $21.2 million, or 24.5% of sales, for the three month period ended March 31, 2003, from $30.5 million, or 28.9% of sales, for the comparable prior year quarter. The gross margin percentage for the third quarter of fiscal 2003 declined primarily because of lower sales and operating levels, partially offset by lower material costs, particularly for particleboard. For the nine months ended March 31, 2003, gross profit declined to $60.9 million, or 25.7% of sales, from $72.6 million, or 26.7% of sales.

        Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses decreased to $11.9 million, or 13.7% of sales, for the three month period ended March 31, 2003, from $15.1 million, or 14.3% of sales, for the quarter ended March 31, 2002. Freight out expense declined because of lower sales and a change in a major customer’s program. Profit sharing and incentive compensation expenses declined in the third quarter of fiscal 2003 because of lower sales and profits compared to the third quarter of fiscal 2002.

        For the nine months ended March 31, 2003, selling, marketing and administrative expenses decreased $6.9 million from $42.3 million in fiscal 2002 to $35.5 million in fiscal 2003. The major factors were a decrease in freight out expense due to the reasons stated above and lower incentive compensation and profit sharing expenses because of our lower sales and financial performance. Commission expenses declined because of lower sales levels. Legal fees and bad debt expense were higher in fiscal 2002 because of the RadioShack arbitration and Kmart bankruptcy, respectively.

        Restructuring Charge. In January 2001, O’Sullivan closed its Cedar City, Utah production facility. Fixed assets with a net book value of $20.3 million were valued at the lower of their carrying amount or fair value less cost to sell, resulting in an impairment charge of approximately $8.7 million in the second quarter of fiscal 2001. An additional impairment charge of $540,000 was recognized in the quarter ended March 31, 2003. The additional charge resulted from subsequent changes in the carrying amount of the assets held for sale due to unfavorable market conditions.

        Depreciation and Amortization. Depreciation and amortization expenses decreased to $3.7 million for the third quarter of fiscal 2003 compared to $3.8 million for the third quarter of fiscal 2002. For the nine month periods ended March 31, 2003 and 2002, depreciation and amortization expenses were $10.3 million and $10.8 million, respectively. Depreciation and amortization declined because equipment placed into service during the twelve months ended March 31, 2003 was less than the amount of equipment that became fully depreciated during the same time period.

        Operating Income. Operating income decreased $6.6 million to $8.8 million for the quarter ended March 31, 2003 from $15.4 million in the quarter ended March 31, 2002. Lower sales and operating levels, as well as the restructuring charge, were partially offset by lower material costs and lower selling, marketing and administrative expenses for the three months ended March 31, 2003. For the nine months ended March 31, 2003, operating income decreased $5.4 million from the nine months ended March 31, 2002. Decreased income caused by lower sales and operating levels and the restructuring charge were partially offset by reduced raw material prices, incentive compensation and profit sharing expense and lower freight out expense, commission costs, legal fees and bad debt expense.

        Net Interest Expense. Net interest expense was $5.3 million in the third quarter of fiscal 2003, about the same as in the third quarter of fiscal 2002. Net interest expense declined $3.0 million from $19.4 million for the first nine months of fiscal 2002 to $16.5 million for the first nine months of fiscal 2003. Interest expense decreased due to the change in fair value of our interest rate collar as well as our repayment of debt and lower variable interest rates on a portion of our debt. The following table describes the components of net interest expense.

	Three months ended March 31,		Nine months ended March 31,
	(in thousands)		(in thousands)
	2003	2002	2003	2002
Interest expense on senior credit
facility, industrial revenue bonds
and senior subordinated notes	$5,600	$5,835	$17,222	$18,161
Interest income	(50)	(108)	(144)	(263)
Non-cash items:
Interest rate collar	(783)	(828)	(2,091)	99
Amortization of debt discount	108	90	289	253
Amortization of loan fees	392	393	1,178	1,178

Net interest expense	$5,267	$5,382	$16,454	$19,428

        Income Tax Provision. As a result of the RadioShack tax sharing agreement arbitration decision in March 2002 and subsequent settlement in May 2002 (see Note 2 to the financial statements), we recorded a tax provision for the third quarter of fiscal 2002 of $98.9 million.

We recorded no tax provisions for the three and nine months ended March 31, 2003 as we have provided a valuation allowance on our net deferred tax assets.

        Net Income (Loss). Our net income increased from a fiscal 2002 third quarter loss of $88.8 million to a net profit of $3.5 million in fiscal 2003. Net income increased from a loss of $88.3 million in the first nine months of fiscal 2002 to a net profit of $8.5 million in the first nine months of fiscal 2003. The increase in net income was due primarily to the fiscal 2002 income tax provision associated with the RadioShack tax sharing agreement arbitration settlement. For comparison, our pre-tax income for the quarter and nine months ended March 31, 2002 was $10.0 million and $10.9 million, respectively.

        EBITDA.   EBITDA, or earnings before interest, income taxes, depreciation and amortization, decreased by $6.7 million to $12.5 million for the quarter ended March 31, 2003 from $19.2 million for the prior year quarter. EBITDA for the fiscal 2003 third quarter decreased primarily due to lower sales and operating levels and the restructuring charge, partially offset by lower material costs and selling and administrative expenses. For the nine months ended March 31, 2003, EBITDA was $35.2 million, down $5.9 million from the nine months ended March 31, 2002. The decrease was due primarily to lower sales and operating levels and the restructuring charge, partially offset by lower material costs and lower selling and administrative expenses.

        EBITDA is presented to provide additional information about our operations. This item should be considered in addition to, but not as a substitute for or superior to, operating income, net income, operating cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles. EBITDA may differ in the method of calculation from similarly titled measures used by other companies. EBITDA provides another measure of the operations of our business prior to the impact of interest, taxes and depreciation and of our liquidity. Further, EBITDA is a common method of valuing highly leveraged companies such as O’Sullivan, and EBITDA, with adjustments, is a component of each of the financial covenants in our senior credit facility.

        The following table reconciles net income (loss) to EBITDA for the three months and nine months ended March 31, 2003 and 2002.

	Three months ended March 31,		Nine months ended March 31,
	(in thousands)		(in thousands)
	2003	2002	2003	2002
Net income (loss)	$3,499	$(88,848)	$8,476	$(88,296)
Income tax provision	-	98,864	-	99,160
Interest expense, net	5,267	5,382	16,454	19,428

Operating income	8,766	15,398	24,930	30,292
Depreciation and amortization	3,717	3,767	10,289	10,796

EBITDA	$12,483	$19,165	$35,219	$41,088

Liquidity and Capital Resources

         We are highly leveraged and have a stockholder’s deficit of $89.9 million at March 31, 2003. Our liquidity requirements will be to pay our debt, including interest expense under the senior credit facility and notes, to pay RadioShack amounts due under the tax sharing agreement and to provide for working capital and capital expenditures. Our primary sources of liquidity are cash flows from operations and borrowings under our senior secured credit facility, which is discussed below. Decreased demand for our products could decrease our cash flow from operations and the availability of borrowings under our credit facility.

        Working Capital. As of March 31, 2003, cash and cash equivalents totaled $17.6 million. Net working capital was $47.3 million at March 31, 2003 compared to $51.6 million at June 30, 2002.

        Operating Activities. Net cash provided by operating activities for the nine months ended March 31, 2003 was $22.6 million compared to net cash provided of $45.4 million for the nine months ended March 31, 2002. Cash flow from operations decreased year-over-year for the following reasons.

->	Reduced net sales and lower levels of operating profits reduced cash provided by operating activities in fiscal 2003.

->	In fiscal 2003, we paid RadioShack $6.2 million under the tax sharing agreement.

->	Accounts payable increased $6.7 million during the first nine months of fiscal 2002 but only $594,000 during the first nine months of fiscal 2003. The change was due to differences in the timing of plant shutdowns in the two years and to lower operating levels in fiscal 2003.

->	Profit sharing and incentive compensation payments during the first half of fiscal 2003 were approximately $3.0 million higher than in the first half of fiscal 2002 because of the respective prior year financial results.

->	Trade receivables were virtually unchanged in fiscal 2003, reducing cash by $23,000 compared with an increase of $5.0 million that decreased cash in fiscal 2002. The fiscal 2002 receivables increase was due to higher sales levels in the March 2002 quarter compared to the June 2001 quarter.

->	Increases in accrued advertising provided net cash of $670,000 in fiscal 2003 compared to $2.8 million during fiscal 2002. The decrease this year was due to lower sales and associated decreases in vendor incentive programs. In addition, a particular customer changed its pattern of claiming certain incentives, lowering accrued advertising.

->	In fiscal 2003, decreases in inventories provided $10.4 million of cash, compared with $8.9 million in fiscal 2002.

         Investing Activities. We invested $4.8 million for capital expenditures for the nine months ended March 31, 2003 compared to $7.0 million for the prior year nine month period. We currently estimate that the total capital expenditure requirements for the remainder of the fiscal year will be approximately $250,000, which we expect to fund from cash flow from operations or cash on hand. Our ability to make future capital expenditures is subject to certain restrictions under our senior credit facility.

         Financing Activities. On November 30, 1999 we completed our recapitalization and merger. Our consolidated indebtedness at March 31, 2003 was $205.8 million consisting of:

·	$95.8 million in a senior secured credit facility consisting of a five year $14.7 million term loan A, a seven and one-half year $81.1 million term loan B and a $40.0 million revolving line of credit, with no borrowings at March 31, 2003. The current portion of these term loans was approximately $4.4 million at March 31, 2003. The revolving line of credit has a $15.0 million sub-limit for letters of credit, of which we are currently utilizing approximately $13.8 million.

·	$100.0 million in 13-3/8% senior subordinated notes due 2009 issued with warrants to purchase 6.0% of our common and Series B junior preferred stock on a fully diluted basis. These warrants were assigned a value of $3.5 million. These notes were issued at a price of 98.046% providing $98.0 million in cash proceeds before expenses related to the issuance.

·	$10.0 million in variable rate industrial revenue bonds.

The reconciliation of consolidated indebtedness to recorded book value at March 31, 2003 is as follows:

	Consolidated Indebtedness	Current Portion	Original Issue Discount Net of Accretion	Warrants Net of Accretion	Recorded Book Value
	(in thousands)
Term loan A	$14,677	$(3,562)	$-	$-	$11,115
Term loan B	81,116	(830)	-	-	80,286

Senior secured credit	95,793	(4,392)	-	-	91,401
Senior subordinated note	100,000	-	(1,562)	(2,799)	95,639
Industrial revenue bonds	10,000	-	-	-	10,000

Total	$205,793	$(4,392)	$(1,562)	$(2,799)	$197,040

        During the nine months ended March 31, 2003, we repaid $16.7 million of our indebtedness, including $14.1 million of prepayments. We expect to fund principal and interest payments on our debt from cash flow from operations, cash on hand or borrowings under our revolver. Our borrowing availability under our credit facility was approximately $8.8 million at March 31, 2003. Decreased demand for our products could decrease our cash flow from operations and the availability of borrowings under our credit facility.

        The credit facility and notes are subject to certain financial and operational covenants and other restrictions, including among others, requirements to maintain certain financial ratios and restrictions on our ability to incur additional indebtedness. The financial covenants contained in the credit facility, as amended effective June 30, are as follows:

->	Our consolidated leverage ratio must be less than 4.25. The ratio at March 31, 2003 was 4.08. At June 30, 2003, our consolidated leverage ratio must be less than 5.00.

->	Our consolidated interest coverage ratio must be greater than 2.00. The ratio at March 31, 2003 was 2.03. At June 30, 2003, our consolidated interest coverage ratio must be greater than 1.75.

->	Our consolidated fixed charge coverage ratio must be greater than 1.10. The ratio at March 31, 2003 was 1.25. At June 30, 2003, our consolidated fixed charge coverage ratio must be greater than 1.00.

->	Our senior debt coverage ratio must be less than 2.50. The ratio at March 31, 2003 was 2.09. At June 30, 2003, our senior debt coverage ratio must be less than 2.50.

->	Our consolidated EBITDA as defined in the credit facility must be at least $42 million for the fiscal year ending June 30, 2003.

EBITDA and consolidated interest expense as defined in the senior credit facility for the twelve and nine month periods ended March 31, 2003 were $50.5 million and $36.7 million, respectively. O’Sullivan Industries is the borrower under the senior credit facility, so the covenants do not include the $21.0 million senior note of O’Sullivan Industries Holdings, Inc. or interest on the note. Pursuant to an amendment to our senior credit facility, $27.0 million of our payments to RadioShack under the tax sharing agreement through the period ending June 30, 2002 are excluded from the definition of consolidated fixed charges and thus from calculations of the consolidated fixed charge coverage ratio.

        In addition, the agreements effectively prohibit the payment of dividends on our stock.

        At March 31, 2003, we were in compliance with all applicable debt covenants. We expect to be in compliance with the amended covenants at June 30, 2003.

        See the overview section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the impact of the Settlement Agreement with RadioShack on our liquidity and financial condition.

        The following table illustrates our contractual obligations due in the future:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 12 months	12-36 months	36-60 months	After 60 months
Long-term debt	$205,793	$4,392	$19,828	$71,573	$110,000
Tax benefit payments to
RadioShack(1)	75,181	9,654	21,073	24,632	19,822
Capital lease obligations	-	-	-	-	-
Operating leases--unconditional	4,413	1,860	2,432	121	-
Other long-term obligations	438	80	358	-	-

Total contractual cash obligations	$285,825	$15,986	$43,691	$96,326	$129,822

(1)     Timing and amount of payments to RadioShack are contingent on actual taxable income adjusted to exclude the increased interest expense arising from the recapitalization and merger. The amounts in the table above represent the maximum amounts payable to RadioShack.

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

->	We derive our revenue from product sales. We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured. For all sales, we use purchase orders from the customer, whether oral, written or electronically transmitted, as evidence that a sales arrangement exists. Generally, delivery occurs when product is delivered to a common carrier or private carrier, with standard terms being FOB shipping point. We assess whether the price is fixed and determinable based upon the payment terms associated with the transaction. We assess collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. Collateral is not requested from customers.

->	We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives. Market conditions could require us to take actions to increase customer incentive offerings. These offerings could result in our estimates being too small and reduce our revenues when the incentive is offered.

->	We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

->	We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and its estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required. Obsolete and slow-moving inventory reserves were approximately $4.3 million and $5.7 million at March 31, 2003 and 2002, respectively.

->	We record our deferred tax assets at the amount that the asset is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, our determinations can change. If we objectively determine it was more likely than not we would be able to realize our deferred tax assets in the future in excess of our recorded amount, we would reduce our valuation allowance, increasing income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our recorded gross deferred tax assets in the future, we would increase our valuation allowance, decreasing income in the period such determination was made.

->	We periodically review our long-lived assets, including property and equipment, for impairment and determine whether an event or change in facts and circumstances indicates their carrying amount may not be recoverable. We determine recoverability of the assets by comparing the carrying amount of the assets to the net future undiscounted cash flows expected to be generated by those assets. If the sum of the undiscounted cash flows is less than the carrying value of the assets, an impairment charge is recognized. Adverse economic conditions could cause us to record impairment charges in the future.

->	We assess goodwill regularly for impairment by applying a fair-value-based test, using the enterprise as the reporting unit. If the book value of the reporting unit is below the fair value of the reporting unit, there is no impairment loss. Adverse economic conditions could cause us to record impairment charges in the future.

Cautionary Statement Regarding Forward Looking Information.

        Certain portions of this Report, and particularly the Notes to the Consolidated Financial Statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements. These statements can be identified by the use of future tense or dates or terms such as “believe,” “would,” “expect,” “anticipate” or “plan.” These forward-looking statements involve risks and uncertainties.

Actual results may differ materially from those predicted by the forward-looking statements. Factors and possible events which could cause results to differ include:

·	loss of liquidity due to the arbitration panel's opinion in RadioShack Corporation v. O'Sullivan Industries Holdings, Inc.;
·	significant indebtedness that may limit our financial and operational flexibility;
·	changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, including new domestic or foreign entrants into the industry, customer acceptance of existing and new products, terrorist attacks or otherwise, as we are experiencing now;
·	pricing pressures due to excess capacity in the ready-to-assemble furniture industry, as occurred in 1995 and is occurring again now, or customer demand in excess of our ability to supply product;
·	raw material cost increases, particularly in particleboard and fiberboard, as occurred in 1994 and 1995 and to a lesser extent in fiscal 2000;
·	transportation cost increases, due to higher fuel costs or otherwise;
·	loss of or reduced sales to significant customers as a result of bankruptcy, liquidation, merger, acquisition or any other reason, as occurred with the liquidation of Montgomery Ward in fiscal 2001, the liquidation of Ames in 2002 and with the reorganization of Service Merchandise Co., Inc. in 2000;
·	actions of current or new competitors, foreign or domestic, that increase competition with our products or prices;
·	the consolidation of manufacturers in the ready-to-assemble furniture industry;
·	increased advertising costs associated with promotional efforts;
·	increased interest rates;
·	pending or new litigation or governmental regulations such as the recently settled arbitration involving RadioShack;
·	other uncertainties which are difficult to predict or beyond our control; and
·	the risk that we incorrectly analyze these risks and forces, or that the strategies we develop to address them could be unsuccessful.

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

        All subsequent written and oral forward-looking statements attributable to O’Sullivan or any person acting on our behalf are qualified by the cautionary statements in this section. We will have no obligation to revise these forward-looking statements.

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

        We have market risk in interest rate exposure, primarily in the United States. We manage interest rate exposure through our mix of fixed and floating rate debt. Interest rate swaps or collars may be used to adjust interest rate exposures when appropriate based on market conditions. For qualifying hedges, the interest differential of swaps is included in interest expense. Our interest rate collar expired on March 31, 2003. Approximately $105.8 million of our debt at March 31, 2003 is subject to variable interest rates. We believe that our foreign exchange risk is not material.

        Due to the nature of our product lines, we have material sensitivity to some commodities, including particleboard, fiberboard, corrugated cardboard and hardware. We manage commodity price exposures primarily through the duration and terms of our vendor contracts. A one percent change in our raw material prices would affect our cost of sales by approximately $1.5 million annually.

        As noted above, in fiscal 2000 we encountered price increases in certain commodities, which reduced our gross margin. During fiscal 2001, prices for these products declined, which helped gross margins. We saw small increases in particleboard pricing in the third quarter of fiscal 2003. Prices for these and other commodities will continue to fluctuate.

ITEM 4. CONTROLS AND PROCEDURES.

        O’Sullivan maintains disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in O’Sullivan’s Exchange Act reports is recorded, processed, summarized and reported accurately within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to O’Sullivan’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Within 90 days prior to the date of this report, O’Sullivan carried out an evaluation, under the supervision and with the participation of O’Sullivan’s management, including O’Sullivan’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of O’Sullivan’s disclosure controls and procedures. Based on the foregoing, O’Sullivan’s Chief Executive Officer and Chief Financial Officer concluded that O’Sullivan’s disclosure controls and procedures were effective.

        There have been no significant changes in O’Sullivan’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date O’Sullivan completed its evaluation. Therefore, no corrective actions were taken.

PART II — OTHER INFORMATION

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

O'SULLIVAN INDUSTRIES, INC.

Date:	August 4, 2003	By:	/s/ Richard D. Davidson

Richard D. Davidson
President and
Chief Executive Officer

Date:	August 4, 2003	By:	/s/ Phillip J. Pacey

Phillip J. Pacey
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATION

        I, Richard D. Davidson, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of O’Sullivan Industries, Inc.;

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	August 4, 2003	/s/ Richard D. Davidson

Richard D. Davidson
President and
Chief Executive Officer

CERTIFICATION

        I, Phillip J. Pacey, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of O’Sullivan Industries, Inc.;

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	August 4, 2003	/s/ Phillip J. Pacey

Phillip J. Pacey
Senior Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

3.1 & 4.1	Certificate of Incorporation of O'Sullivan, as amended (incorporated by reference from Exhibit 3.1(a) to Registration Statement on Form S-4 (File No. 333-31282))

3.2 & 4.2	Bylaws of O'Sullivan (incorporated by reference from Exhibit 3.3 to Registration Statement on Form S-4 (File No. 333-31282))

4.3	Indenture dated as of November 30, 1999, by O'Sullivan Industries, Inc., as Issuer,
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
common stock, including form of warrant certificate (incorporated by reference to
Exhibit 4.6 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1999
	(File No. 0-28493))

99.1	Certificate of chief executive officer under Section 906 of the Sarbanes-Oxley Act of 2002	33

99.2	Certificate of chief financial officer under Section 906 of the Sarbanes-Oxley Act of 2002	34

Exhibit 99.1

Certification of Chief Executive Officer underSection
906 of the Sarbanes-Oxley Act of 2002

        I hereby certify that the Quarterly Report on Form 10-Q of O’Sullivan Industries, Inc. for the quarter ended March 31, 2003 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in such quarterly report fairly presents, in all material respects, the financial condition and results of operations of O’Sullivan Industries, Inc.

Date:	August 4, 2003	/s/ Richard D. Davidson

Richard D. Davidson
President and
Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to O’Sullivan Industries, Inc. and will be retained by O’Sullivan Industries, Inc. and furnished to the Securities and Exchange Commission or its staff upon request

Exhibit 99.2

Certification of Chief Financial Officer underSection
906 of the Sarbanes-Oxley Act of 2002

        I hereby certify that the Quarterly Report on Form 10-Q of O’Sullivan Industries, Inc. for the quarter ended March 31, 2003 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in such quarterly report fairly presents, in all material respects, the financial condition and results of operations of O’Sullivan Industries, Inc.

Date:	August 4, 2003	/s/ Phillip J. Pacey

Phillip J. Pacey
Senior Vice President and
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to O’Sullivan Industries, Inc. and will be retained by O’Sullivan Industries, Inc. and furnished to the Securities and Exchange Commission or its staff upon request