Form 10-K/A
period 2002-06-30
OSULLIVAN INDUSTRIES INC
filed 2003-08-29
CIK 1107978

                  -------------------------------------------------------------------------------------------------------------------

                                       SECURITIES  AND  EXCHANGE  COMMISSION
                                              Washington, D.C.  20549

                                                    Form 10-K/A
                                                 (Amendment No. 1)

                                                     (Mark One)
                              |X|ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                          SECURITIES EXCHANGE ACT OF 1934
                                      For the fiscal year ended June 30, 2002
                                                        OR
                            |_|TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                                    1900 Gulf Street, Lamar, Missouri64759-1899
                                (Address of principal executive offices)(Zip Code)

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
Yes  |X|   No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|X|

         As of September 1, 2002, 100 shares of common stock of O'Sullivan Industries, Inc. were outstanding and held by O'Sullivan Industries Holdings, Inc., an affiliate.

-------------------------------------------------------------------------------------------------------------------

                                     The Index to Exhibits begins on page 80.

                                                   Page 1 of 86

                                             Explanation of Amendment

         We are filing this amendment to our Annual Report on Form 10-K for the year ended June 30, 2002 to restate the way we account for the tax sharing agreement between RadioShack Corporation and O'Sullivan
Holdings.

         In response to a comment letter from the Securities and Exchange Commission, we, after consulting with our independent accountants, determined to revise our method of accounting for the tax sharing agreement.  Under the revised method of accounting, we recorded the deferred tax asset created by the increased tax basis in our assets as a result of elections under Sections 338(g) and 338(h) of the Internal Revenue Code by RadioShack and
O'Sullivan as of February 1994.  Simultaneously, we also recorded our total payable to O'Sullivan Holdings related to the tax sharing agreement.  Each of these amounts was approximately $147.9 million as of February 1994.  These amounts were reduced as we realized benefits from the increased deductions from our increased basis and made payments to O'Sullivan Holdings.  In March 2002, we placed a valuation allowance against our net deferred tax assets, debiting tax expense for the amount of the valuation allowance.

         This report reflects the revised method of accounting.  We are in the process of amending our quarterly reports on Form 10-Q for the quarters ended September 30, 2002 and December 31, 2002.

                                                      PART  I

Item 1.  Business.

History and Overview

         O'Sullivan Industries, Inc., a Delaware corporation incorporated in 1969, is a leading designer, manufacturer and distributor of ready-to-assemble furniture in the United States.  Our business was founded in 1954
by Thomas M. O'Sullivan, Sr.  All of our common stock is owned by O'Sullivan Industries Holdings, Inc.,   a
holding company with no material operations.  O'Sullivan Industries, Inc. owns all of the capital stock of O'Sullivan
Industries - Virginia, Inc., a Virginia corporation, and O'Sullivan Furniture Factory Outlet, Inc., a Missouri
corporation.  O'Sullivan Industries Holdings, Inc. is dependent on O'Sullivan Industries, Inc. to fund the interest cost on $19.8 million of debt, including accrued interest, and dividends on mandatorily redeemable senior preferred stock
(liquidation value plus accumulated dividends totaling $33.3 million at June 30, 2002).

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
           ->        the bankruptcy of Ames and Kmart;
           ->        the liquidation of Montgomery Ward and Service Merchandise;
           ->        inventory reductions by our customers, particularly in the office superstore channel;
           ->        the decline in price of the average unit sold, reflecting a trend toward more promotional merchandise; and
           ->        the retrenchment in business capital outlays, particularly relating to the purchase of office
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

         In March 2002, the arbitration panel ruled against us in our dispute regarding the tax sharing and tax benefit reimbursement agreement between O'Sullivan Holdings and RadioShack.  We signed a settlement agreement with
RadioShack in May 2002.  Under the settlement agreement, we paid RadioShack $27.7 million in the fourth quarter of fiscal 2002, reflecting amounts due under the tax sharing agreement through June 30, 2002.  In March 2002, we recorded a valuation allowance of $95.5 million against our net deferred tax assets because we could not establish, with objective evidence, that it is more likely than not that we will be able to realize a reduction in our tax liabilities from such assets before they expire.  See Item 3, "Legal Proceedings," Notes 3 and 11 to the Notes to our
Consolidated Financial Statements in Item 8 of Part II of this report and "Management's Discussion and Analysis of
Financial Position and Results of Operations," in Item 7 in Part II of this report.

         As a result of the lower sales levels, coupled with the restructuring charge in fiscal 2001 and the outcome of the arbitration proceedings with RadioShack in fiscal 2002, we incurred a net loss of $84.3 million and $6.4 million for fiscal 2002 and fiscal 2001, respectively.  However, even with the lower sales level, we were able to increase our earnings before interest, taxes, depreciation and amortization to $54.6 million in fiscal 2002 from $37.0 million in fiscal 2001 due to lower raw material prices, increased productivity, the closing of the less efficient Cedar City, Utah facility and the $10.5 million restructuring charge taken in fiscal 2001.

         While we have confidence in the long-term future of the RTA furniture industry, sales in the first quarter of fiscal 2003 are anticipated to be down approximately 10% from sales in the first quarter of fiscal 2002, as the factors discussed above continue to affect our sales.  We cannot yet predict when our sales will return to a pattern of sales growth.

The 1999 Recapitalization and Merger

         On November 30, 1999, O'Sullivan Holdings completed a recapitalization and merger through which the outstanding stock of O'Sullivan Holdings was purchased by a private equity firm, Bruckmann, Rosser,
Sherrill & Co. II, LP ("BRS"), 34 members of our management and an affiliate of a former director.  Management and the affiliate of a former director owned a total of 27.1% of the outstanding common stock of O'Sullivan
Holdings at June 30, 2002.  BRS and certain of its affiliates own the balance.

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

          Product                              Description                             Key Customers
Living Dimensions.......... contemporary small office/home office.              OfficeMax, Staples
                            Upscale features include Armortop(R)laminates
                            and Quickfit(TM)fastener system
Maestro.................... a modular, light commercial office furniture        OfficeMax
                            system
French Gardens............. country French style collection with antique        OfficeMax, ShopKo,
                            Odessa pine finish.  Both home office and           Staples, Lowe's
                            entertainment products
Transitions................ contemporary small office/home office and           Best Buy, Lowe's
                            entertainment furniture collection in a medium
                            alder finish
Manor Hill................. updated traditionally styled home entertainment     Lowe's, Meijer, Best Buy
                            and home office furniture
Elements................... a modular home office grouping                      Office Depot

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

         We provide extensive service support to our customers.  This support includes designing and installing in-
store displays, educating retailers' sales forces and maintaining floor displays.  We have been recognized for our commitment to our retail partners and have earned several awards in recent years.

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

Raw Materials

         The materials used in our manufacturing operations include particleboard, fiberboard, coated paper laminates, glass, furniture hardware and packaging materials.  Our largest raw material cost is particleboard.  We purchase all of our raw material needs from outside suppliers.  We buy our particleboard and fiberboard at market-
based prices from several independent wood product suppliers.  We purchase other raw materials from a limited number of vendors.  These raw materials are generally available from other suppliers, although the cost from alternate suppliers might be higher.

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

Patents and Trademarks

         We have a United States trademark registration and international trademark registrations or applications for the use of the O'Sullivan(R)name on furniture.  We believe that the O'Sullivan name and trademark are well-
recognized and associated with high quality by both our customers and consumers and are important to the success of our business.  Our products are sold under a variety of trademarks in addition to O'Sullivan.  Some of these names are registered trademarks.  We do not believe that the other trademarks we own enjoy the same level of recognition as the O'Sullivan trademark.  We also do not believe that the loss of the right to use any one of these other trademarks would be material to our business.

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

         RadioShack and O'Sullivan Holdings made elections under Sections 338(g) and 338(h)(10) of the Internal
Revenue Code with the effect that the tax basis of O'Sullivan Industries' assets was increased to the deemed purchase price of the assets.  An amount equal to such increase was included in income in the consolidated federal income tax return filed by RadioShack.  This additional tax basis results in increased income tax deductions and, accordingly, reduced our taxable income or increased our net operating loss.  Pursuant to the tax sharing agreement, O'Sullivan
Holdings pays RadioShack nearly all of the federal tax benefit expected to be realized with respect to such additional basis.

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
O'Sullivan Holdings agreed to make future payments under the tax sharing agreement without deducting interest on indebtedness incurred in the recapitalization and merger.  For the six months ended June 30, 2002, O'Sullivan
Holdings paid RadioShack $6.2 million.  The funds for those payments have come, and funds for future payments will continue to come, from us.

         See Note 3 to the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for a discussion of the accounting for the tax sharing agreement and the settlement agreement with RadioShack.

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

Item 6.  Selected Consolidated Historical Financial Information.

         The selected historical consolidated results of operations and balance sheet data for the three years ended
June 30, 2002 and as of June 30, 2002 and 2001, as restated as described in Note 3 to the consolidated financial statements, are derived from O'Sullivan's audited financial statements.  The selected historical consolidated results of operations and balance sheet data for the two years ended June 30, 1999 and as of June 30, 2000, 1999 and 1998 are
from O'Sullivan's accounting records.  This selected consolidated financial data should be read in conjunction with
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8,
"Consolidated Financial Statements and Related Notes," in Part II of this report.

                                                                     For the year ended June 30,
                                                   ----------------------------------------------------------------
                                                          2002     2001         2000         1999          1998
                                                   -----------  -----------  -----------  -----------   -----------
                                                   (Restated)
                                                                            (in thousands)
Net sales1                                       $     349,098$     358,811$     405,234$     363,678 $     326,531
Cost of sales                                          254,662      269,720      298,387      267,630       244,086
                                                   -----------  -----------  -----------  -----------   -----------
Gross profit                                            94,436       89,091      106,847       96,048        82,445
Selling, marketing and administrative
     expense1                                           54,330       56,461       64,053       59,008        56,336
Restructuring charge                                         -       10,506            -            -             -
Compensation expense associated with stock
     options                                                 -            -       10,627            -             -
Loss on settlement of interest rate swap                     -            -          408            -             -
                                                   -----------  -----------  -----------  -----------   -----------
Operating income                                        40,106       22,124       31,759       37,040        26,109
Interest expense, net                                   25,686       31,780       17,445        2,844         2,468
                                                   -----------  -----------  -----------  -----------   -----------
Income (loss) before income tax provision,
     extraordinary item and cumulative effect of
     accounting change                                  14,420       (9,656)      14,314       34,196        23,641
Income tax provision (benefit)                          98,713       (3,380)       5,153       12,311         8,742
                                                   -----------  -----------  -----------  -----------   -----------
Income (loss) before extraordinary item and                          (6,276
     cumulative effect of accounting change            (84,293)            )       9,161       21,885        14,899
Extraordinary loss from early extinguishment
     of debt                                                 -            -         (305)           -             -

Interest expense, net                                   25,686       31,780       17,445        2,844         2,468
Cumulative effect of accounting change                       -          (95)           -            -             -
                                                   -----------  -----------  -----------  -----------   -----------

Net income (loss)                                $     (84,293$      (6,371$       8,856$      21,885 $      14,899
                                                   ===========  ===========  ===========  ===========   ===========

Cash flows provided by operating activities      $      25,115$      25,016$      40,731$      25,072 $      27,164
Cash flows used for investing activities                (8,644)     (16,811)     (17,129)     (15,554)      (28,359)
Cash flows used for financing activities                (7,754)     (13,012)     (15,475)      (7,588)       (3,970)

EBITDA2                                          $      54,636$      36,974$      46,870$      51,002 $      37,669
Depreciation and amortization                           14,530       14,945       15,416       13,962        11,560
Capital expenditures                                     8,644       16,811       17,129       15,779        28,359

                                                                               June 30,
                                                   ----------------------------------------------------------------
                                                      2002         2001         2000         1999          1998
                                                   -----------  -----------  -----------  -----------   -----------
                                                   (Restated)   (Restated)   (Restated)   (Restated)    (Restated)
                                                                            (in thousands)

Total assets                                           244,150      356,912      387,730      364,029       357,618
Long-term debt, less current portion                   213,452      222,386      235,708       22,000        30,000
Payable to parent - tax sharing agreement               81,374      109,067      109,067      113,294       122,994
Stockholder's equity (deficit)                         (98,812)     (14,550)      (7,857)     157,103       135,225

------------------------------------

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
           ->        the bankruptcy of Ames and Kmart;
           ->        the liquidation of Montgomery Ward and Service Merchandise;
           ->        inventory reductions by our customers, particularly in the office superstore channel;
           ->        the decline in price of the average unit sold, reflecting a trend toward more promotional merchandise and increased competition; and
           ->        the retrenchment in business capital outlays, particularly relating to the purchase of office
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

         As a result of the lower sales levels, the restructuring charge in fiscal 2001, the outcome of the arbitration proceedings with RadioShack in fiscal 2002 and the deferred tax valuation allowance recorded in March 2002, we incurred a net loss of $84.3 million and $6.4 million for fiscal 2002 and fiscal 2001, respectively.  However, even with the lower sales level, we were able to increase our earnings before interest, taxes, depreciation and amortization to $54.6 million in fiscal 2002 from $37.0 million in fiscal 2001 due to lower raw material prices, increased productivity, the closing of the less efficient Cedar City, Utah facility and the $10.5 million restructuring charge taken in fiscal 2001.

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

RadioShack Arbitration and Revised Accounting for Tax Sharing Agreement with RadioShack

         In 1994, RadioShack, then Tandy Corporation, completed an initial public offering of O'Sullivan Holdings.
In connection with the offering, O'Sullivan Holdings entered into a tax sharing and tax benefit reimbursement agreement with RadioShack.  RadioShack and O'Sullivan Holdings made elections under Sections 338(g) and
338(h)(10) of the Internal Revenue Code with the effect that the tax basis of our assets was increased to the deemed purchase price of the assets, and an equal amount of such increase was included as taxable income in the consolidated federal tax return of RadioShack.  The result was that the tax basis of our assets exceeded the historical book basis we used for financial reporting purposes.

         The increased tax basis of our assets results in increased tax deductions and, accordingly, reduced our taxable income or increased our net operating loss.  Under the tax sharing agreement, O'Sullivan Holdings is contractually obligated to pay RadioShack nearly all of the federal tax benefit expected to be realized with respect to such additional basis.  The payments under the agreement represent additional consideration for the stock of
O'Sullivan Industries, Inc. and further increase the tax basis of our assets from the 1994 initial public offering when payments are made to RadioShack.

         To the extent the benefit of these basis step-up deductions caused us to have a federal taxable loss,
O'Sullivan Holdings was only obligated to pay RadioShack to the extent that the benefits were used to reduce taxable income to zero.  Any additional tax deductions resulting from the step-up create a net operating loss
("NOL") carryforward on our federal income tax return.  Under the terms of the tax sharing agreement, if we utilized this NOL carryforward to generate future tax savings, O'Sullivan Holdings was also obligated to remit that benefit received to RadioShack.

         Since 1994, we have treated the amount due to RadioShack by O'Sullivan Holdings as income tax expense when such amounts become payable and to the extent that O'Sullivan Holdings had sufficient consolidated taxable income.  Thus, our tax expense approximated what it would have been in the absence of the Section 338(h)(10) step-
up in basis and the tax sharing agreement.

         Under this accounting method, the deferred tax asset from both the step-up in basis and the future liability of O'Sullivan Holdings to RadioShack were not recorded on our consolidated balance sheets because we deemed the benefits to be an asset of RadioShack.  When the tax benefits were received and paid by O'Sullivan Holdings to
RadioShack, we funded the payment and recorded it as tax expense since this amount would have been paid as federal income taxes in the absence of the step-up in basis and the tax sharing agreement.

         In November 1999, O'Sullivan Holdings completed a leveraged recapitalization transaction which significantly increased our debt.  As a result of the higher debt levels, we also experienced increased interest expense, which reduced our taxable income and also reduced the tax benefits used from the deductions arising from the step-up in basis.  O'Sullivan Holdings reduced its payments to RadioShack accordingly.  RadioShack claimed that the deductions arising from the increased interest payments should not impact tax benefit payments due
RadioShack under the tax agreement.  RadioShack pursued this matter and prevailed in an arbitration ruling in
March 2002.  O'Sullivan Holdings reached a settlement agreement with RadioShack in May 2002.  Pursuant to the settlement agreement, O'Sullivan Holdings paid RadioShack $24.6 million in May 2002 and an additional
$3.1 million in June 2002.  The sum of these two payments ($27.7 million) represented the amount due RadioShack under the settlement agreement through June 30, 2002.  These amounts represent the calculation of what benefits we would have realized had we not had the additional interest expense from the recapitalization and merger.  The settlement agreement requires calculations into the future and quarterly payments to RadioShack if our taxable income adjusted for the additional interest expense shows that we would have realized the benefits had we not incurred the additional interest expense.  If on this basis, we could have used the deductions from the step-up in basis, O'Sullivan Holdings is required to make a payment to RadioShack even though we may not be receiving any current tax benefit from these deductions on our federal income tax return.

         Following the decision in the arbitration and the settlement agreement with RadioShack, we recorded the
$24.6 million paid by O'Sullivan Holdings to RadioShack as a deferred tax asset at March 31, 2002.  We believed that this was appropriate as the payment by O'Sullivan Holdings represented the tax benefit we could realize from future use of net operating losses on our federal income tax return if we had sufficient taxable income in the future.
After recording a tax provision of $3.4 million for the quarter ended March 31, 2002 and offsetting our deferred tax liabilities of $10.2 million, we had a net deferred tax asset of $11.0 million.

         Under Statement of Financial Accounting Standards ("SFAS") 109, we must determine if it is more likely than not that we will realize the net deferred tax asset as a reduction in our tax liabilities in the future.  SFAS 109 requires objective evidence to support the more likely than not conclusion.  The arbitration decision dramatically affected our liquidity, which reduced the amounts we could invest in sales efforts or cost improvements, as most free cash flow would now be used for O'Sullivan Holdings' payments to RadioShack or repay our indebtedness.  In addition, it became evident to us by March 2002 that the prolonged economic slowdown that started prior to
September 11, 2001 was continuing.  This, coupled with the adverse effect on our liquidity of the settlement, caused us to lower our projections of future taxable income.  Accordingly, we projected our expected future taxable income utilizing operating performance we achieved in fiscal 2002 assuming our performance would be no better or worse over an extended period of time.  Such projections indicate that we would not have taxable income until 2009 when substantially all the tax benefit deductions had been taken.  At that point, the projections indicated that our net operating losses existing at that time would be utilized before they expire.  However, we currently have and expect to have taxable losses for a number of years in the future.  Projections over a long time are inherently uncertain, and we cannot provide objective evidence that our operations in 2009 and beyond will produce sufficient taxable income.
As a result, we provided a valuation allowance in our March 2002 quarter of $11.0 million against all of our net deferred tax assets with a corresponding charge to income tax expense.  Consistent with our prior accounting, both before and after the recapitalization and merger, we did not record any deferred tax assets related to future deductions from the step-up in basis or any future obligations to RadioShack as they were still contingent upon our taxable income in the future.

         Similarly, in our June, September and December 2002 financial statements, we accounted for each of
O'Sullivan Holdings' payments to RadioShack in the same manner as the initial $24.6 million payment under the settlement agreement by recording a deferred tax asset to the extent that we could not benefit currently from the increased deductions.  We then provided a valuation allowance against the additional deferred tax asset with a corresponding charge to income tax expense on a quarter by quarter basis.  We believed this method was in conformity with accounting principles generally accepted in the United States and consistent with our accounting for the tax sharing agreement since 1994.

         In the third quarter of fiscal 2003, O'Sullivan received a comment letter from the staff of the SEC on the accounting for the tax sharing agreement.  In the course of preparing our response to the SEC staff's comment letter, we, in consultation with our independent accountants, reassessed our accounting for the tax sharing agreement in light of the arbitration settlement between O'Sullivan Holdings and RadioShack and concluded that our method of accounting for the tax sharing agreement should be changed.  O'Sullivan determined that the deferred tax asset created by the step-up in basis and the additional basis from the probable future payments should be recorded as of
February 1994.  At the same time, we recorded a payable to parent equal to O'Sullivan Holdings' obligation to
RadioShack.  The amounts of the deferred tax asset and obligation to O'Sullivan Holdings were each $147.9 million at February 1994.  From 1994 through 2001, we reduced the amount of the deferred tax asset and our payable to
O'Sullivan Holdings as we realized the benefits of the deferred tax asset and O'Sullivan Holdings paid RadioShack amounts due under the tax sharing agreement.

         At March 31, 2002, a full valuation allowance was provided against the $95.5 million net deferred tax asset, which consists of the $11.0 million valuation allowance originally recorded in the March 2002 quarter plus an additional $84.5 million representing the balance of the deferred tax asset at that time. The valuation allowance at
June 30, 2002 of $94.3 million together with the $4.4 million tax provision for the fiscal year represent the
$98.7 million recorded as tax expense for the year ended June 30, 2002.  We recorded the valuation allowance because we were unable to determine, based on objective evidence, that it was more likely than not we would be
able to utilize our net operating losses prior to their expiration.   If at a future date we determine that some or all of
the deferred tax asset will more likely than not be realized, we will reverse the appropriate portion of the valuation allowance and credit income tax expense.

         O'Sullivan Holdings' remaining maximum obligation to RadioShack was $81.4 million at June 30, 2002.
O'Sullivan Holdings currently believes that it is probable that future payments to RadioShack will be made.

         In summary, instead of accounting for our deferred tax asset resulting from the step-up in basis as tax expense through a valuation allowance on a quarter by quarter basis as O'Sullivan Holdings makes payments to
RadioShack under the tax sharing agreement, we revised our accounting to record the aggregate deferred tax asset and the obligation to O'Sullivan Holdings in February 1994.  Our deferred tax asset has been reduced as we realized the benefits from 1994 to March 2002 and was fully offset by the March 2002 valuation allowance.  Therefore, this revised method of accounting will increase our net income (or reduce our net loss) by the amount O'Sullivan
Holdings pays RadioShack for each quarterly period after March 31, 2002 through the quarter ending March 31,
2009 or until we can determine, based on objective evidence, that it is more likely than not that we will be able to utilize our net operating losses prior to their expiration and reverse all or a portion of the valuation allowance on our deferred tax assets.

         The expected timing or amounts of O'Sullivan Holdings' payments to RadioShack will not be affected by the revised method of accounting, although the future payments to RadioShack are contingent upon O'Sullivan
Holdings achieving consolidated  taxable income calculated on the basis stipulated in the settlement agreement.

         We funded the back payment to O'Sullivan Holdings and subsequent payments from cash on hand.  We expect to fund future payments from cash flows from operating activities, cash on hand or borrowings under our
senior credit facility.   Payments under the tax sharing agreement for fiscal 2003 are expected to be about $11.0 million.

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

                                                                                  Year Ended June 30,
                                                                       -----------------------------------------
                                                                          2002           2001           2000
                                                                       -----------    -----------    -----------
                                                                       (Restated)
Net sales                                                                      100.0%         100.0%         100.0%
Cost of sales                                                                   72.9%          75.2%          73.6%
                                                                       -----------    -----------    -----------
Gross margin                                                                    27.1%          24.8%          26.4%
Selling, marketing and administrative                                           15.6%          15.7%          15.8%
Restructuring charge                                                        -                   2.9%      -
Compensation expense associated with stock options                          -              -                   2.6%
Loss on settlement of interest rate swap                                    -              -                   0.1%
                                                                       -----------    -----------    -----------
Operating income                                                                11.5%           6.2%           7.9%
Interest expense, net                                                            7.4%           8.9%           4.3%
                                                                       -----------    -----------    -----------
Income (loss) before taxes, extraordinary item and cumulative effect               1%             7)%            6%
     of accounting change                                                        4.            (2.             3.
Income tax provision (benefit)                                                  28.3%          (0.9)%          1.3%
                                                                       -----------    -----------    -----------
Income (loss) before extraordinary item and cumulative effect of                   2)%            8)%            3%
     accounting change                                                         (24.            (1.             2.
Extraordinary loss from early extinguishment of debt, net of income tax
     benefit                                                                -              -                  (0.1)%
Cumulative effect of accounting change, net of income tax benefit           -                   0.0%      -
                                                                       -----------    -----------    -----------
Net income (loss)                                                              (24.2)%         (1.8)%          2.2%
Depreciation and amortization                                                    4.2%           4.2%           3.8%

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

         The following summarizes the restructuring charge:

                                                        Charges         Balance        Charges
                                         Original       through       une 30,2001      through         Balance
        Restructuring Charges             Accrual     June 30,2001   J              June 30, 2002   June 30, 2002
-------------------------------------- ------------- --------------  ------------- --------------- ----------------
                                                                      (in thousands)
                                                     -----           ---           --              --

                                                     -----           ---           --              --
Employee termination benefits(1)        $      1,302   $        915   $        387 $           387 $              -
Other Utah facility exit costs(1)                527            282            245             245                -
                                          ----------      ---------     ----------   -------------   --------------
     Total                              $      1,829   $      1,197   $        632 $           632 $              -
                                          ==========      =========     ==========   =============   ==============

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

                                                              Year ended June 30,
                                                           --------------------------
                                                                 (in thousands)
                                                                2002          2001
                                                             ----------     ---------

                                                             ----------     ---------
Interest expense on senior credit facility,
    industrial revenue bonds and senior
    subordinated notes                                     $     23,942    $   27,860
Senior credit facility amendment fee                                204           574
Interest income                                                    (370)         (474)
           Non-cash items:
Interest rate collar                                                 (5)        1,948
Amortization of debt discount                                       343           300
Amortization of loan fees                                         1,572         1,572
                                                             ----------     ---------
Net interest expense                                       $     25,686   $    31,780
                                                             ==========     =========

         Income Tax Provision (Benefit).  As described above, we recorded tax expense of $98.7 million for fiscal
2002 compared to a tax benefit of $3.4 million in fiscal 2001.

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
consolidated statement of operations.

         Net Loss.  Net loss increased $77.9 million from a loss of $6.4 million in fiscal 2001 to a loss of
$84.3 million in fiscal 2002 primarily due to the increased tax expense in fiscal 2002.  This was partially offset by the restructuring charge in fiscal 2001 and lower material costs, improved operating efficiency and lower interest expense in fiscal 2002.

         EBITDA.  EBITDA, or earnings before interest, income taxes, depreciation and amortization, increased by
$17.6 million to $54.6 million for fiscal 2002 from $37.0 million for the prior year.  EBITDA for fiscal 2002 improved over the prior year period because of the $10.5 million restructuring charge in fiscal 2001.  Performance in fiscal 2002 also improved because of lower material prices, improved operating efficiencies and cost savings associated with the January 2001 closure of the Cedar City, Utah manufacturing facility.

         EBITDA is presented to provide additional information about our operations.  This item should be considered in addition to, but not as a substitute for or superior to, operating income, net income, operating cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.
EBITDA may differ in the method of calculation from similarly titled measures used by other companies.  EBITDA provides another measure of  the operations of our business prior to the impact of interest, taxes and depreciation and of our liquidity.  Further, EBITDA is a common method of valuing companies such as O'Sullivan, and EBITDA, with adjustments, is a component of each of the financial covenants in our senior credit facility.

The following table reconciles net loss to EBITDA for the years ended June 30, 2002 and June 30, 2001.

                                                 Year ended June 30,
                                             ---------------------------
                                                   (in thousands)
                                                  2002           2001
                                               -----------    ----------
Net loss                                     $     (84,293)  $    (6,371)
Income tax provision (benefit)                      98,713        (3,380)
Interest expense, net                               25,686        31,780
Depreciation and amortization                       14,530        14,945
                                               -----------    ----------
EBITDA                                        $     54,636   $    36,974
                                               ===========    ==========

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

         The following table describes the components of net interest expense for the periods indicated:

                                                          Year ended June 30,
                                                            (in thousands)
                                                           2001            2000
                                                        ----------      -----------

                                                        ----------      -----------
Interest expense on senior credit facility,
    industrial revenue bonds and senior
    subordinated notes                               $      27,860  $        17,146
Senior credit facility amendment fee                           574                -
Interest income                                               (474)            (781)
           Non-cash items:
Interest rate collar                                         1,948                -
Amortization of debt discount                                  300              161
Amortization of loan fees                                    1,572              919
                                                        ----------      -----------
    Net interest expense                             $      31,780  $        17,445
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

         EBITDA.  EBITDA, or earnings before interest, income taxes, depreciation and amortization,  decreased
$9.9 million to $37.0 million in fiscal 2001 from $46.9 million in fiscal 2000.   The decline in sales in fiscal 2001
and the restructuring charge depressed EBITDA in fiscal 2001, partially offset by lower material costs in the second half of the year, productivity gains in our Missouri and Virginia facilities and the closing of our less efficient Utah facility.  Our EBITDA in fiscal 2000 was reduced by the compensation expense associated with stock options described above and by increasing particleboard and fiberboard prices.

         EBITDA is presented to provide additional information about our operations.  This item should be considered in addition to, but not as a substitute for or superior to, operating income, net income, operating cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.
EBITDA may differ in the method of calculation from similarly titled measures used by other companies.  EBITDA provides another measure of  the operations of our business prior to the impact of interest, taxes and depreciation and of our liquidity.  Further, EBITDA is a common method of valuing companies such as O'Sullivan, and EBITDA, with adjustments, is a component of each of the financial covenants in our senior credit facility.

The following table reconciles net income (loss) to EBITDA for the years ended June 30, 2001 and June 30, 2000.

                                                      Fiscal year ended
                                                          June 30,
                                            -------------------------------------
                                                       (in thousands)
                                                     2001              2000
                                                ---------------   ---------------
Net income (loss)                              $         (6,371) $          8,856
Income tax provision (benefit)                           (3,380)            5,153
Interest expense, net                                    31,780            17,445
Depreciation and amortization                            14,945            15,416
                                                ---------------   ---------------
EBITDA                                         $         36,974  $         46,870
                                                ===============   ===============

Liquidity and Capital Resources.

         We are highly leveraged and have a stockholder's deficit of approximately $98.8 million at June 30, 2002.
Our liquidity requirements will be to pay our debt, including interest expense under the senior credit facility and notes, to pay RadioShack amounts due under the tax sharing agreement and to provide for working capital and capital expenditures.  Our primary sources of liquidity are cash flows from operations and borrowings under our senior secured credit facility, which is discussed below.  Decreased demand for our products could decrease our cash flows from operating activities and the availability of borrowings under our credit facility.

         Working Capital.  As of June 30, 2002, we had cash and cash equivalents of $15.8 million compared to
$7.1 million at June 30, 2001.  Net working capital was $51.6 million at June 30, 2002 compared to $80.3 million at
June 30, 2001.  The $28.7 million decrease in net working capital resulted primarily from the reduced investments in trade receivables and prepaid and other current assets, plus increases in the current payable to RadioShack accounts payable, accrued compensation and accrued advertising.  These were partly offset by an increased investment in inventories and declines in other accrued liabilities and the restructuring accrual.  Inventory investment increased because of an unanticipated sales decline in the fourth quarter of fiscal 2002.  The decline in trade receivables was primarily due to lower sales in the fourth quarter and fewer days sales outstanding.

         Operating Activities.  Net cash provided by operating activities for the fiscal year ended June 30, 2002 was
$25.1 million compared to net cash provided of $25.0 million for the fiscal year ended June 30, 2001.  Cash flows from operating activities increased year-over-year for the following reasons.

           ->        Net loss of $84.3 million for fiscal 2002 was substantially worse than the $6.4 million loss for fiscal 2001.  Net loss for fiscal 2002 includes an income tax provision of $98.7 million
                     primarily due to the valuation allowance of $94.3 million for deferred income taxes.   The fiscal
                     2001 results included the December 2000 restructuring charge of $10.5 million of which $8.7 million was non-cash.
           ->        The change in value of our interest rate collar resulted in non-cash income of $5,000 in fiscal
                     2002, compared with $2.1 million of non-cash expense in the same period of fiscal 2001.
           ->        Accounts receivable decreased $14.1 million in fiscal 2002 and $4.7 million in fiscal 2001, providing more cash in fiscal 2002 than in the same period of fiscal 2001.  The declines in both years were due to changes in terms with customers and lower sales.
           ->        Inventories increased in fiscal 2002, using $3.9 million of cash, as opposed to a $16.7 million decline that provided cash in fiscal 2001.  The fiscal 2002 inventory build-up was due to lower than anticipated sales in the fourth quarter of fiscal 2002.
           ->        Cash was provided by increases in accounts payable, accrued advertising and accrued compensation totaling $7.5 million in the fiscal year ended June 30, 2002.  In the prior year, cash totaling $15.8 million was used to fund decreases in other accrued liabilities and the restructuring charge.  The largest increases in fiscal 2002 were profit sharing and incentive compensation accruals which were paid in the first quarter of fiscal 2003.  The use of cash in the prior year was primarily from lower profit sharing and incentive compensation and reduced accounts payable due to the shutdown of our manufacturing facilities in the last week of fiscal
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

The reconciliation of consolidated indebtedness to recorded book value is as follows:

                                         onsolidated                  Original                       Recorded
                                         ndebtedness                   issue                       book value of
                                                                      discount       Warrants      ong-term debt
                                        C                 Current      net of         net of
                                        i                 portion    accretion      accretion     l
                                        -------------   ----------- ------------  --------------  ---------------
                                                                     (in thousands)
                                                        --          --            --              --

                                                        --          --            --              --
Term loan A                             $      25,247   $   (3,544) $          -  $            -  $        21,703

Term loan B                                    87,285         (886)            -               -           86,399
                                          -----------     ---------   ----------    ------------    -------------
Senior secured credit facility                112,532       (4,430)            -               -          108,102
Senior subordinated note                      100,000             -      (1,666)         (2,984)           95,350
Industrial revenue bonds                       10,000             -            -               -           10,000
                                          -----------     ---------   ----------    ------------    -------------
Total                                   $     222,532   $   (4,430) $    (1,666)  $      (2,984)  $       213,452
                                          ===========     =========   ==========    ============    =============

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

           ->        Our consolidated leverage ratio must be less than 4.35.  The ratio at June 30, 2002 was 3.99.
           ->        Our consolidated interest coverage ratio must be greater than 1.90.  The ratio at June 30, 2002 was 2.17.
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

                                   Fiscal year ended June 30,
                                        2001           2000
                                     -----------    -----------
                                         (in thousands)
                                     -----------    -----------

Adjusted net income (loss)          $     (4,976)  $     10,243

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

Contractual Obligations.

         The following table illustrates our contractual obligations due in the future:

                                                                           Payments Due by Period
                                                        -------------------------------------------------------------
                                                                               (in thousands)
                                                            Less                                             After
       Contractual Obligations             Total         than 1 year       2-3 years       4-5 years        5 years
--------------------------------------  -----------     ------------      -----------     -----------     -----------
Long-term debt                        $     222,532   $        4,430    $      39,426   $      68,676   $     110,000
Payable to parent-tax sharing
         agreement1                          81,374           11,020           20,467          23,599          26,288
Capital lease obligations                         -                -                -               -               -
Operating leases--unconditional                4,176            1,398            2,462             316               -
Other long-term obligations                     793              385              394              14               -
                                        -----------     ------------      -----------     -----------     -----------
Total contractual cash obligations    $     308,875   $       17,233    $      62,749   $      92,605   $     136,288
                                        ===========     ============      ===========     ===========     ===========

--------------------------------------

(1) Timing and amounts of payments by O'Sullivan Holdings to RadioShack are contingent on actual taxable income adjusted to exclude the increased interest expense arising from the recapitalization and merger.  The amounts in the table above represent the maximum amounts payable to RadioShack.

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
           ->        We record our deferred tax assets at the amount that the asset is more likely than not to be realized.  As of June 30, 2002, we have provided a valuation allowance against our total net deferred tax asset.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, our determinations can change.  If we objectively determine it was more likely than not we would be able to realize our deferred tax assets in the future in excess of our recorded amount, we would reduce our valuation allowance, increasing income in the period such determination was made.

           ->        We periodically review our long-lived assets, including property, equipment and goodwill, for impairment and determine whether an event or change in facts and circumstances indicates their carrying amount may not be recoverable.  We determine recoverability of the assets by comparing the carrying amount of the assets to the net future undiscounted cash flows expected to be generated by those assets.  If the sum of the undiscounted cash flows is less than the carrying value of the assets, an impairment charge is recognized.  Adverse economic conditions could cause us to record impairment charges in the future.
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

                                                                               June 30, 2002
                                                                           (dollars in millions)
Total indebtedness.......................................................  $                 222.5
Indebtedness senior to O'Sullivan Industries senior subordinated notes     $                 122.5
Stockholder's deficit....................................................  $                 (98.8)

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
          o          limit our ability to borrow additional funds; and
          o          expose us to fluctuations in interest rates because some of our debt has a variable rate of interest.

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

         Due to our lower sales in fiscal 2001, we negotiated amendments to the financial covenants in our senior credit facility.  Without the amendments, we may have been in default under the facility.  If our sales continue to decline, we may face default under the amended senior credit facility.  There is no assurance that the creditors under the facility would further amend the covenants or, if an amendment were agreed to, what35 the cost would be to us.

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

         ->       We may not have sufficient cash from cash flow, cash on hand and available borrowings under our senior credit facility to service our indebtedness and to pay amounts due RadioShack by O'Sullivan
Holdings under the tax sharing agreement.  These obligations require a significant amount of cash.  Our business may not generate sufficient cash flows from operating activities and we may not realize operating improvements on schedule.  Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future.  This, to some extent, is subject to general economic, financial, competitive,

legislative, regulatory and other factors that are beyond our control.  Lower sales will generally reduce our cash flow.

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

         ->       Our profits and cash would be reduced if the prices our suppliers charge us for raw materials increase.  We are dependent on outside suppliers for all of our raw material needs and are subject to changes in the prices charged by our suppliers.  If these prices were to increase significantly, this could lead to our being unable to service our indebtedness.

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

         ->       O'Sullivan Holdings payments to RadioShack under the tax sharing agreement will require substantial amounts of cash.  Because of the arbitration panel's ruling and the subsequent settlement agreement in the arbitration proceedings between RadioShack and O'Sullivan Holdings, payments by O'Sullivan Holdings to
RadioShack under the tax sharing agreement have increased substantially.  In fiscal 2002, O'Sullivan Holdings paid
RadioShack $27.7 million.  O'Sullivan Holdings expects to pay RadioShack $11.0 million, $9.9 million and $10.5 million under the tax sharing agreement in fiscal 2003, 2004 and 2005, respectively.  The funds for those payments have come, and funds for future payments will continue to come, from us.

         We plan to fund these increased payment obligations from cash flows from operating activities, cash on hand, borrowing under the senior credit facility or other sources of capital, if available.  Payment of this amount, however, could cause us to be in violation of one or more of our covenants under our senior credit facility.  See
Item 3, "Legal Proceedings" in Part I of this report and Note 3 to the Consolidated Financial Statements in Item 8 of
this report.

         Payments by O'Sullivan Holdings to RadioShack under the tax sharing agreement are treated as taxes for purposes of calculating our fixed charge coverage ratio under the senior credit facility.  Accordingly, the increased payments make compliance with this covenant more difficult.  See "Failure to comply with any of the restrictions contained in the agreements governing our indebtedness could result in acceleration of our debt.  Were this to occur, we would not have sufficient cash to pay our accelerated indebtedness" above.

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

         ->       Because our senior subordinated notes, and the subsidiary guarantee thereof, rank behind our senior debt, holders of these notes may receive proportionately less than holders of our senior debt in a bankruptcy, liquidation, reorganization or similar proceeding.  In the event of a bankruptcy, liquidation, reorganization or similar proceeding relating to us, holders of our senior subordinated notes will participate with all other holders of our subordinated indebtedness in the assets remaining after we have paid all of the senior debt.
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

         ->       If our key personnel were to leave, our success could be negatively affected and our ability to service our debts could be adversely affected.  Our continued success is dependent, to a certain extent, upon our ability to attract and retain qualified personnel in all areas of our business, including management positions and key sales positions, especially those positions servicing our major customers.  If any of our key personnel were to leave, it might adversely affect our ability to service our debt.  Members of the O'Sullivan family in particular have been instrumental in the development of our business and the implementation of our corporate strategy.  We do not have employment agreements with any of our officers or key personnel located in the United States and we do not carry key person life insurance on any of our employees.  We may not be able to keep existing personnel, including
O'Sullivan family members, or be able to attract qualified new personnel.  Our inability to do so could have a negative effect on us as we may be unable to efficiently and effectively run our business without these key personnel.

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

As discussed in Notes 3 and 11 to the consolidated financial statements, the Company restated its previously issued consolidated financial statements to change the manner in which the Company accounts for a tax sharing agreement with its former parent.

/s/ PricewaterhouseCoopers LLP

Kansas City, Missouri
August 20, 2002, except for Notes 3 and 11 which are as of August 4, 2003

                                  O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
                       (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                                           CONSOLIDATED BALANCE SHEETS

                                      (in thousands, except for share data)
                                                                                               June 30,
                                                                                      ---------------------------
                                       Assets                                             2002           2001
                                                                                      ------------   ------------
                                                                                        (Restated)     (Restated)
Current assets:
    Cash and cash equivalents                                                       $       15,777 $        7,060
    Trade receivables, net of allowance for doubtful accounts
        of $4,101 and $4,750, respectively                                                  37,035         52,570
    Inventories, net                                                                        52,397         48,538
   Prepaid expenses and other current assets                                                 2,765          8,820
                                                                                      ------------   ------------
           Total current assets                                                            107,974        116,988

Property, plant and equipment, net                                                          87,834         95,872
Other assets                                                                                10,254         11,912
Deferred income taxes                                                                            -         93,443
Goodwill, net of accumulated amortization                                                   38,088         38,088
Receivable from parent                                                                           -            609
                                                                                      ------------   ------------
               Total assets                                                         $      244,150 $      356,912
                                                                                      ============   ============
                       Liabilities and Stockholder's Deficit
Current liabilities:
    Accounts payable                                                                $       10,887 $        8,534
    Current portion of long-term debt                                                        4,430          3,696
    Accrued advertising                                                                     11,680         10,285
    Accrued liabilities                                                                     18,388         14,156
    Payable to parent - tax sharing agreement                                               11,020              -
                                                                                      ------------   ------------
           Total current liabilities                                                        56,405         36,671

Long-term debt, less current portion                                                       213,452        222,386
Other liabilities                                                                            2,570          3,338
Payable to parent - tax sharing agreement                                                   70,354        109,067
Other payable to parent                                                                        181              -
                                                                                      ------------   ------------
               Total liabilities                                                           342,962        371,462

Commitments and contingent liabilities (Notes 3, 11, 16 and 17)

Stockholder's deficit:
    Common stock, $1.00 par value; 100 shares authorized, issued and outstanding                 -              -
    Retained deficit                                                                       (98,507)       (14,214)
    Accumulated other comprehensive loss                                                      (305)          (336)
           Total stockholder's deficit                                                     (98,812)       (14,550)
                                                                                      ------------   ------------
               Total liabilities and stockholder's deficit                          $      244,150 $      356,912
                                                                                      ============   ============

                                                                                      ============   ============
             The accompanying notes are an integral part of these consolidated financial statements.
                                                                                      ============   ============

                                 O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
                     (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (in thousands)
                                                                             For the year ended June 30,
                                                                        --------------------------------------
                                                                            2002         2001         2000
                                                                        ------------ ------------ ------------
                                                                         (Restated)
Net sales                                                             $      349,098$     358,811$     405,234
Cost of sales                                                                254,662      269,720      298,387
                                                                        ------------ ------------ ------------

Gross profit                                                                  94,436       89,091      106,847
                                                                        ------------ ------------ ------------

Operating expenses:
    Selling, marketing and administrative                                     54,330       56,461       64,053
    Restructuring charge                                                           -       10,506            -
    Compensation expense associated with stock options                             -            -       10,627
    Loss on settlement of interest rate swap                                       -            -          408
                                                                        ------------ ------------ ------------
Total operating expenses                                                      54,330       66,967       75,088
                                                                        ------------ ------------ ------------

Operating income                                                              40,106       22,124       31,759
Other income (expense):
    Interest expense                                                         (26,056)     (32,254)     (18,226)
    Interest income                                                              370          474          781
                                                                        ------------ ------------ ------------

Income (loss) before income tax provision, extraordinary item and
cumulative effect of accounting change                                        14,420       (9,656)      14,314
Income tax provision (benefit)                                                98,713       (3,380)       5,153
                                                                        ------------ ------------ ------------

Income (loss) before extraordinary item and cumulative effect of                           (6,276
accounting change                                                            (84,293)            )       9,161
Extraordinary loss from early extinguishment of debt, net of
    income tax benefit of $171                                                     -            -         (305)
Cumulative effect of accounting change, net of income tax benefit
of $53                                                                             -          (95)           -
                                                                        ------------ ------------ ------------

Net income (loss)                                                     $      (84,293$      (6,371$       8,856
                                                                        ============ ============ ============

           The accompanying notes are an integral part of these consolidated financial statements.

                                   O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
                       (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (in thousands)         For the year ended June 30,
                                                                           ---------------------------------------
                                                                               2002           2001        2000
                                                                           -------------  ------------ -----------
                                                                            (Restated)     (Restated)  (Restated)
Cash flows provided by operating activities:
    Net income (loss)                                                     $      (84,293$       (6,371$      8,856
    Adjustments to reconcile net loss to net cash provided by
        operating activities:
        Depreciation and amortization                                             14,530        14,945      15,416
        Amortization of debt issuance costs                                        1,572         1,572         919
        Amortization of debt discount                                                343           300         161
        Interest rate collar                                                          (5)        2,096           -
        Bad debt expense                                                           1,460         1,741       1,047
        Loss on disposal of assets                                                   991           230         117
        Impairment of long-lived assets to be sold                                     -         8,677           -
        Deferred income taxes                                                     99,211        (3,329)      3,710
        Accrual of special payment of options to purchase Series A junior
        preferred stock                                                            1,083           946         498
        Compensation expense associated with stock options                             -             -      10,627
    Changes in assets and liabilities:
        Trade receivables                                                         14,075         4,664       3,246
        Inventories                                                               (3,859)       16,718      (9,122)
        Other assets                                                                 465        (1,398)     (1,132)
        Payable to parent - tax sharing agreement                                (27,694)            -      (4,250)
        Accounts payable and accrued liabilities                                   7,236       (15,775)     10,638
                                                                           -------------  ------------ -----------
Net cash flows provided by operating activities                                   25,115        25,016      40,731
                                                                           -------------  ------------ -----------
Cash flows used for investing activities:
    Capital expenditures                                                          (8,644)      (16,811)    (17,129)
                                                                           -------------  ------------ -----------
Cash flows used by financing activities:
    Proceeds from borrowings, including issuance of warrants                           -             -     233,546
    Advances (repayments) on intercompany loans                                      790           (88)    (28,554)
    Repayment of borrowings                                                       (8,544)      (12,924)    (21,000)
    Dividend to parent                                                                 -             -    (186,827)
    Debt issuance costs                                                                -             -     (12,640)
                                                                           -------------  ------------ -----------
Net cash flows used for financing activities                                      (7,754)      (13,012)    (15,475)
                                                                           -------------  ------------ -----------
Net increase (decrease) in cash and cash equivalents                               8,717        (4,807)      8,127
Cash and cash equivalents, beginning of year                                       7,060        11,867       3,740
                                                                           -------------  ------------ -----------
Cash and cash equivalents, end of year                                    $       15,777$        7,060$     11,867
                                                                           =============  ============ ===========
Supplemental cash flow information:
    Interest paid                                                         $       24,915$       28,258$     13,571
    Income taxes paid (refunded)                                          $       27,771$          (17$      5,172
Non-cash investing activities:
    Capital expenditures included in accounts payable                     $          288$        1,821$        589
             The accompanying notes are an integral part of these consolidated financial statements.

                               O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
                    (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
                                              (in thousands)
                                             dditional            Accumulated                  omprehensive
                                             paid-in                 other       Total stock   ncome (loss)
                                             capital   Retained      compre       holder's
                                                       earnings     hensive        equity     C
                                            A          (deficit)  income (loss)   (deficit) - i
                                            ---------  ---------  ------------   -----------  -------------

Balance, June 30, 1999                    $    66,944$    90,202$         (43) $     157,103
    Net income                                             8,856                       8,856$         8,856
    Other comprehensive income                                              29            29             29
    Compensation expense associated with
        stock options                          12,982                                 12,982
    Dividends to parent                      (79,926)  (106,901)                   (186,827)
                                            ---------  ---------  ------------   -----------  -------------
Balance, June 30, 2000                              -    (7,843)          (14)       (7,857)$         8,885
                                                                                              =============
    Net loss                                             (6,371)                     (6,371)$       (6,371)
    Other comprehensive loss                                             (322)         (322)          (322)
                                            ---------  ---------  ------------   -----------  -------------
Balance, June 30, 2001                              -   (14,214)         (336)      (14,550)$       (6,693)
                                                                                              =============
    Net income (Restated)                               (84,293)                    (84,293)$      (84,293)
    Other comprehensive loss                                                31            31             31
                                            ---------  ---------  ------------   -----------  -------------
Balance, June 30, 2002 (Restated)         $         -$  (98,507)$        (305) $    (98,812)$      (84,262)
                                            =========  =========  ============   ===========  =============
          The accompanying notes are an integral part of these consolidated financial statements.
                                            =========  =========  ============   ===========  =============

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

         Advertising Costs:  The Emerging Issues Task Force ("EITF") in April 2001 reached a consensus on
EITF 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's
Products.  This issue requires that certain customer promotional payments that were classified as selling expenses be classified as a reduction of revenue.  O'Sullivan adopted EITF 00-25 effective January 1, 2002.  As a result of the adoption, $16.9 million and $18.2 million were reclassified as a reduction in revenue rather than as a selling expense for fiscal years 2001 and 2000, respectively.

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

         Accounting for Stock-Based Compensation:  O'Sullivan accounts for stock based compensation pursuant to the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25,
Accounting for Stock Issued to Employees.  O'Sullivan has made pro forma disclosures of net income as if the fair value based method of accounting defined in SFAS 123, Accounting for Stock-Based Compensation, had been applied.  See Note 12.

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

                                                Fiscal year ended June 30,
                                                     2001            2000
                                                  -----------     -----------
                                                       (in thousands)
                                                  -----------     -----------

Adjusted net income (loss)                       $     (4,976)   $     10,243

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

Note 3--Revised Accounting for Tax Sharing Agreement with RadioShack.

         In 1994, RadioShack, then Tandy Corporation, completed an initial public offering of O'Sullivan Holdings.
In connection with the offering, O'Sullivan Holdings entered into a tax sharing and tax benefit reimbursement agreement with RadioShack.  O'Sullivan Holdings and RadioShack made elections under Sections 338(g) and
338(h)(10) of the Internal Revenue Code with the effect that the tax basis of O'Sullivan's assets was increased to the deemed purchase price of the assets, and an equal amount of such increase was included as taxable income in the consolidated federal tax return of RadioShack.  The result was that the tax basis of O'Sullivan's assets exceeded the historical book basis O'Sullivan used for financial reporting purposes.

         The increased tax basis of O'Sullivan's assets results in increased tax deductions and, accordingly, reduced
O'Sullivan's taxable income or increased its net operating loss.  Under the tax sharing agreement, O'Sullivan
Holdings is contractually obligated to pay RadioShack nearly all of the federal tax benefit expected to be realized with respect to such additional basis.  The payments under the agreement represent additional consideration for the stock of O'Sullivan Industries, Inc. and further increase the tax basis of O'Sullivan's assets from the 1994 initial public offering when payments are made to RadioShack.

         To the extent the benefit of these basis step-up deductions caused O'Sullivan to have a federal taxable loss,
O'Sullivan Holdings was only obligated to pay RadioShack to the extent that the benefits were used to reduce taxable income to zero.  Any additional tax deductions resulting from the step-up create a net operating loss
("NOL") carryforward on O'Sullivan's federal income tax return.  Under the terms of the tax sharing agreement, if
O'Sullivan utilized this NOL carryforward to generate future tax savings, O'Sullivan Holdings was also obligated to remit that benefit received to RadioShack.

         Since 1994, O'Sullivan has treated the amount due to RadioShack by O'Sullivan Holdings as income tax expense when such amounts become payable and to the extent that O'Sullivan Holdings had sufficient consolidated taxable income.  Thus, O'Sullivan's tax expense approximated what it would have been in the absence of the
Section 338(h)(10) step-up in basis and the tax sharing agreement.

         Under this accounting method, the deferred tax asset from the step-up in basis, the obligation to
RadioShack and O'Sullivan Holdings' payments to RadioShack were not recorded on O'Sullivan's consolidated balance sheets because O'Sullivan deemed the benefits to be an asset of RadioShack.  When the tax benefits were received and paid to RadioShack, O'Sullivan recorded the payment as tax expense since this amount would have been paid as federal income taxes in the absence of the step-up in basis and the tax sharing agreement.

         In November 1999, O'Sullivan Holdings completed a leveraged recapitalization transaction which significantly increased the debt of O'Sullivan.  As a result of the higher debt levels, O'Sullivan also experienced increased interest expense, which reduced the taxable income of O'Sullivan and also reduced the tax benefits used from the deductions arising from the step-up in basis.  O'Sullivan Holdings reduced its payments to RadioShack accordingly.  RadioShack claimed that the deductions arising from the increased interest payments should not impact tax benefit payments due RadioShack under the tax agreement.  RadioShack pursued this matter and prevailed in an arbitration ruling in March 2002.  O'Sullivan Holdings reached a settlement agreement with RadioShack in May
2002.  Pursuant to the settlement agreement, O'Sullivan Holdings paid RadioShack $24.6 million in May 2002 and an additional $3.1 million in June 2002.  The sum of these two payments ($27.7 million) represented the amount due
RadioShack under the settlement agreement through June 30, 2002.  These amounts represent the calculation of what benefits O'Sullivan would have realized had it not had the additional interest expense from the recapitalization and merger.  The settlement agreement requires calculations into the future and quarterly payments to RadioShack if
O'Sullivan's taxable income adjusted for the additional interest expense shows that it would have realized the benefits had it not incurred the additional interest expense.  If on this basis, O'Sullivan could have used the deductions from the step-up in basis, O'Sullivan Holdings is required to make a payment to RadioShack even though
O'Sullivan may not be receiving any current tax benefit from these deductions on its federal income tax return.

         Following the decision in the arbitration and the settlement agreement with RadioShack, O'Sullivan recorded the $24.6 million paid by O'Sullivan Holdings to RadioShack as a deferred tax asset at March 31, 2002.
O'Sullivan believed that this was appropriate as the payment represented the tax benefit O'Sullivan could realize from future use of net operating losses on its consolidated federal income tax return if it had sufficient taxable income in the future.  After recording a tax provision of $3.4 million for the quarter ended March 31, 2002 and offsetting its deferred tax liabilities of $10.2 million, O'Sullivan had a net deferred tax asset of $11.0 million at
March 31, 2002.

         Under SFAS 109, Accounting for Income Taxes, O'Sullivan must determine if it is more likely than not that
its net deferred tax asset will be realized as a reduction in tax liabilities in the future.   SFAS 109 requires objective
evidence to support the more likely than not conclusion.  The arbitration decision dramatically affected O'Sullivan's liquidity, which reduced the amounts it could invest in sales efforts or cost improvements, as most free cash flow would now be used for O'Sullivan Holdings' payments to RadioShack or repay O'Sullivan's indebtedness.  In addition, it became evident to O'Sullivan by March 2002 that the prolonged economic slowdown that started prior to
September 11, 2001 was continuing.  This, coupled with the adverse effect on O'Sullivan's liquidity of the settlement, caused O'Sullivan to lower its projections of future taxable income.  Accordingly, management projected
O'Sullivan's expected future taxable income utilizing operating performance it achieved in fiscal 2002 assuming
O'Sullivan's performance would be no better or worse over an extended period of time.  Such projections indicate that O'Sullivan would not have taxable income until 2009 when substantially all the tax benefit deductions had been taken.  At that point, the projections indicated that the net operating losses existing at that time would be utilized before they expire.  However, O'Sullivan currently has and is expected to have taxable losses for a number of years in the future.  Projections over a long time are inherently uncertain, and O'Sullivan cannot provide objective evidence that its operations in 2009 and beyond will produce sufficient taxable income.  As a result, O'Sullivan provided a valuation allowance in its March 2002 quarter of $11.0 million against all of its net deferred tax assets with a corresponding charge to income tax expense.  Consistent with O'Sullivan's prior accounting, both before and after the recapitalization and merger, O'Sullivan did not record any deferred tax assets related to future deductions from the step-up in basis or any future obligations to RadioShack as they were still contingent upon its taxable income in the future.

         Similarly, in O'Sullivan's June, September and December 2002 financial statements, it accounted for each of O'Sullivan Holdings' payments to RadioShack in the same manner as the initial $24.6 million payment under the settlement agreement by recording a deferred tax asset to the extent that O'Sullivan could not benefit currently from the increased deductions.  O'Sullivan then provided a valuation allowance against the additional deferred tax asset with a corresponding charge to income tax expense on a quarter by quarter basis.  O'Sullivan believed this method was in conformity with accounting principles generally accepted in the United States and consistent with its accounting for the tax sharing agreement since 1994.

         In the third quarter of fiscal 2003, O'Sullivan received a comment letter from the staff of the Securities and
Exchange Commission ("SEC") on the accounting for the tax sharing agreement.  In the course of preparing the response to the SEC staff's comment letter, O'Sullivan, in consultation with its independent accountants, reassessed the accounting for the tax sharing agreement in light of the arbitration settlement between O'Sullivan Holdings and
RadioShack and concluded that the method of accounting for the tax sharing agreement should be changed.
O'Sullivan determined that the deferred tax asset created by the step-up in basis and the additional basis from the probable future payments should be recorded as of February 1994.  At the same time, O'Sullivan recorded its obligation to O'Sullivan Holdings under the tax sharing agreement.  The amounts of the deferred tax asset and the obligation to O'Sullivan Holdings  were each $147.9 million at February 1994.  From 1994 through December 2001, the amounts of the deferred tax asset and the obligation to O'Sullivan Holdings were reduced as O'Sullivan realized the benefits of the deferred tax asset and O'Sullivan Holdings paid RadioShack amounts due under the tax sharing agreement.

         At March 31, 2002, a full valuation allowance was provided against the $95.5 million net deferred tax asset, which consists of the $11.0 million valuation allowance originally recorded in the March 2002 quarter plus an additional $84.5 million representing the balance of the deferred tax asset at that time.  The valuation allowance at
June 30, 2002 of $94.3 million, together with the $4.4 million tax provision for the fiscal year, represent the $98.7 million recorded as tax expense for the year ended June 30, 2002.  O'Sullivan recorded the valuation allowance because it was unable to determine, based on objective evidence, that it is more likely than not that O'Sullivan would be able to utilize its net operating losses prior to their expiration.  If at a future date O'Sullivan Holdings determines that some or all of the deferred tax asset will more likely than not be realized, O'Sullivan will reverse the appropriate portion of the valuation allowance and credit income tax expense.

         O'Sullivan Holdings' remaining maximum obligation to RadioShack was $81.4 million at June 30, 2002.
O'Sullivan Holdings currently believes that it is probable that future payments to RadioShack will be made.

         In summary, instead of accounting for O'Sullivan's deferred tax assets resulting from the step-up in basis as tax expense through a valuation allowance on a quarter by quarter basis as O'Sullivan Holdings makes payments to
RadioShack under the tax sharing agreement, O'Sullivan revised its accounting to record the aggregate deferred tax asset and the obligation to O'Sullivan Holdings in February 1994.  The deferred tax asset has been reduced as
O'Sullivan realized the benefits from 1994 to March 2002 and was fully offset by the March 2002 valuation allowance.  Therefore, this revised method of accounting will increase O'Sullivan's net income (or reduce
O'Sullivan's net loss) by the amount O'Sullivan Holdings pays RadioShack for each quarterly period after March
31, 2002 through the quarter ending March 31, 2009 or until O'Sullivan can determine, based on objective evidence, that it is more likely than not that O'Sullivan will be able to utilize its net operating losses prior to their expiration and reverses all or a portion of the valuation allowance on its deferred tax assets.

         The expected timing or amounts of O'Sullivan Holdings' payments to RadioShack are not affected by the revised method of accounting, although the future payments to RadioShack are contingent upon O'Sullivan Holdings achieving consolidated taxable income calculated on the basis stipulated in the settlement agreement.

         The impact of the restatement on the consolidated statements of operations and consolidated balance sheets is presented below.  The amounts previously reported are derived from O'Sullivan's original annual report on
Form 10-K for the year ended June 30, 2002 filed September 27, 2002.

                                                 For the year ended June 30, 2002
                                                 ---------------------------------
                                                      Amounts
                                                    previously
                                                     reported         As restated
                                                   -------------     -------------
                                                          (in thousands)
                                                   -------------     -------------
Consolidated statement of operations:

     Income before income tax provision,
         extraordinary item and cumulative
         effect of accounting change             $        14,420    $       14,420
     Income tax provision                                 17,339            98,713
     Net loss                                              2,919            84,293

                                              June 30, 2002                       June 30, 2001
                                      -----------------------------      -------------------------------
                                         Amounts                            Amounts
                                       previously                          previously
                                        reported      As restated           reported       As restated
                                      -------------  --------------      --------------  ---------------
                                             (in thousands)                      (in thousands)
                                                     --                                  ---
Consolidated balance sheets:

     Net deferred tax asset (liability$           -  $            -      $      (10,288)  $       98,779
     Total assets                           244,150         244,150             263,469          356,912
     Payable to parent-tax sharing
         agreement                                -          81,374                   -          109,067
     Total liabilities                      261,588         342,962             278,019          371,462
     Retained deficit                        17,133          98,507              14,214           14,214
     Total stockholder's deficit             17,438          98,812              14,550           14,550

Note 4 - Restructuring Charge.

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

                                                       Charges                     Charges
                                                       through       Balance       through       Balance
                                         Original     June 30,      June 30,      June 30,      June 30,
        Restructuring Charges             Accrual       2001          2001          2002          2002
                                        -----------  -----------   -----------   -----------   -----------
                                                                 (in thousands)
                                        -----------  -----------   -----------   -----------   -----------
Employee termination benefits (1)     $       1,302$         915$          387$          387$            -
Other Utah facility exit costs (1)              527          282           245           245             -
                                        -----------  -----------   -----------   -----------   -----------
Total                                 $       1,829$       1,197$          632$          632$            -
                                        ===========  ===========   ===========   ===========   ===========

                  (1) Included in accrued liabilities in the consolidated balance sheet.

         Accumulated depreciation was increased $8.7 million to record asset impairments.

Note 5 - Leveraged Recapitalization.

         On November 30, 1999, O'Sullivan Holdings completed a recapitalization and merger through which the outstanding stock of O'Sullivan Holdings was purchased by an investment firm, Bruckmann, Rosser, Sherrill & Co.
II, LP ("BRS"), certain directors and members of O'Sullivan's senior management.  The leveraged recapitalization required approximately $357 million to complete the merger and pay related fees and expenses.  Approximately
$264 million was funded with debt proceeds.

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

Note 6 - Derivative Financial Instruments.

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

Note 7 - Inventory.

Inventory consists of the following:

                                              June 30,
                                      ------------------------
                                         2002         2001
                                      -----------  -----------
                                           (in thousands)
                                                   -----------
Finished goods                      $      39,199$      35,798
Work in process                             5,158        4,256
Raw materials                               8,040        8,484
                                      -----------  -----------
                                    $      52,397$      48,538
                                      ===========  ===========

Note 8 - Property, Plant and Equipment.

Property, plant and equipment consists of the following:

                                              June 30,
                                      ------------------------
                                         2002         2001
                                      -----------  -----------
                                           (in thousands)
                                                   -----------
Land                                $       1,034$       1,034
Buildings and improvements                 49,813       49,557
Machinery and equipment                   135,449      129,125
Construction in progress                      667        5,596
                                      -----------  -----------
                                          186,963      185,312
Less: accumulated depreciation            (99,129)     (89,440)
                                      -----------  -----------
                                     $     87,834$      95,872
                                      ===========  ===========

         Depreciation expense was $14,158,000, $12,814,000 and $13,578,000 for fiscal 2002, 2001 and 2000, respectively, of which $12,147,000, $10,563,000 and $11,098,000, respectively, was included in cost of sales.

Note 9 - Accrued Liabilities.

Accrued liabilities consists of the following:

                                              June 30,
                                      ------------------------
                                         2002         2001
                                      -----------  -----------
                                           (in thousands)
                                                   -----------
Accrued employee compensation       $      10,953$       6,871
Accrued interest                            2,839        3,677
Other current liabilities                   4,596        3,608
                                      -----------  -----------
                                    $      18,388$      14,156
                                      ===========  ===========

Note 10 - Long-Term Debt and Other Borrowing Arrangements.

Long-term debt consists of the following:

                                                       June 30,
                                                      2002     2001
                                                ----------  -----------
                                                    (in thousands)
                                                            -----------
Senior term loan, tranche A                   $     25,247$      29,107
Senior term loan, tranche B                         87,285       91,968
Industrial revenue bonds                            10,000       10,000
Senior subordinated notes                           95,350       95,007
                                                ----------  -----------
Total debt                                         217,882      226,082
Less current portion                                (4,430)      (3,696)
                                                ----------  -----------
Total long-term debt                          $    213,452$     222,386
                                                ==========  ===========

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

->         Senior term loan, tranche A - $35.0 million term loan facility payable in 23 quarterly installments beginning March 31, 2000.  The outstanding balance has been reduced to $25.2 million.
->         Senior term loan, tranche B - $100.0 million term loan facility payable in 26 quarterly installments beginning March 31, 2001.  The balance of these loans has been reduced to $87.3 million.
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

         At O'Sullivan's option, borrowings under the senior secured credit facility accrue interest at the varying rates based on (a) a Eurodollar rate plus an applicable margin or (b) an applicable margin plus the highest of a bank's prime rate, the federal funds effective rate plus 0.5% or three-month certificates of deposit secondary market rates as adjusted for statutory reserves plus 1.0%.  The applicable margins for the $35.0 million term loan are 3.25% for
Eurodollar loans and 2.25% for base rate loans, which may be reduced by 25 basis points if O'Sullivan reduces its consolidated leverage ratio to 4.0:1 or below.  The applicable margins for the $100.0 million term loan are 3.75% for
Eurodollar loans and 2.75% for base rate loans.  O'Sullivan also pays a quarterly fee equal to 0.5% per annum of the unused commitment under the senior secured credit facility.  On June 30, 2002, the interest rate for Tranche A notes was 5.1%.  The interest rate for Tranche B notes was 5.6%.  See also Note 6.

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

Note 11 - Income Taxes.

         As discussed in Note 3, O'Sullivan has revised its accounting for its deferred tax asset and its payable to
O'Sullivan Holdings related to O'Sullivan Holdings' tax sharing agreement with RadioShack.  In addition to restating for the additional deferred tax asset and valuation allowance as described in Note 3, O'Sullivan restated its current provision below to remove the payments to O'Sullivan Holdings which are now recorded as reductions in the payable to parent-tax sharing agreement.

The income tax provision consists of the following:

                                                                        For the year ended June 30,
                                                               ----------------------------------------------
                                                                   2002             2001             2000
                                                               ------------     ------------     ------------
                                                                (Restated)                        (Restated)
Current:                                                                       (in thousands)
    Federal                                                 $          (818) $           (68) $         1,364
    State                                                               320               17               79
                                                               ------------     ------------     ------------
                                                                       (498)             (51)           1,443
Deferred                                                             99,211           (3,329)           3,710
                                                               ------------     ------------     ------------
                                                            $        98,713  $        (3,380) $         5,153
                                                               ============     ============     ============

The following table reconciles O'Sullivan's federal corporate statutory rate and its effective income tax rate:

                                                                                  For the year ended June 30,
                                                                             --------------------------------------
                                                                                2002         2001          2000
                                                                             (Restated)
                                                                             -----------  ----------    -----------
Statutory rate                                                                        35.0%       35.0%          35.0%
State income taxes, net of federal benefit                                             1.6        (1.6)           0.6
Goodwill amortization                                                                  -           2.5            2.2
Valuation allowance                                                                  649.0         -              -
Other, net                                                                            (1.0)       (0.9)          (1.8)
                                                                             -----------  ----------    -----------
Effective tax rate                                                                   684.6%       35.0%          36.0%
                                                                             ===========  ==========    ===========

Deferred tax assets and liabilities consist of the following:

                                                                                                 June 30,
                                                                                        ---------------------------
                                                                                           2002            2001
                                                                                        -----------     -----------
                                                                                        (Restated)      (Restated)
                                                                                             (in thousands)
Deferred tax assets:
Allowance for doubtful accounts                                                     $         1,517 $         1,757
Insurance liabilities                                                                           606             564
Accrued compensation                                                                          3,402           3,149
Inventories                                                                                   1,621             286
Other                                                                                           425             240
Section 338 deductions for future periods and unpaid liability to parent - tax
 sharing agreement                                                                           81,374         109,067
Net operating loss carryforwards                                                             20,040               -
                                                                                        -----------     -----------
Subtotal                                                                                    108,985         115,063
Valuation allowance                                                                         (94,327)              -
                                                                                        -----------     -----------
Total deferred tax assets                                                                    14,658         115,063
                                                                                        -----------     -----------

Deferred tax liabilities:
Depreciation and amortization                                                               (13,101)        (14,808)
Other                                                                                        (1,557)         (1,476)
                                                                                        -----------     -----------
   Total deferred tax liabilities                                                           (14,658)        (16,284)
                                                                                        -----------     -----------
      Net deferred tax asset                                                        $             - $        98,779
                                                                                        ===========     ===========
Reported as:
Current assets (included in prepaid expenses and other current assets)              $             - $         5,336
Noncurrent assets-deferred income taxes                                                           -          93,443
                                                                                        -----------     -----------
      Net deferred tax asset                                                        $             - $        98,779
                                                                                        ===========     ===========

         O'Sullivan recorded tax expense of $98.7 million for the year ended June 30, 2002 that included a valuation allowance of $94.3 million.

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

         In November 2001, O'Sullivan Holdings adopted its 2001 Director Common Stock Option Plan.  Pursuant
to this plan, O'Sullivan Holdings may issue up to 15,000 shares of its common stock to O'Sullivan Holdings directors who are not employees of, or consultants to, O'Sullivan Holdings, O'Sullivan or Bruckmann, Rosser, Sherrill & Co.,
LLC ("BRS, LLC") or its affiliates.  The exercise price for shares issued under the plan is equal to the fair market value on the date of grant.  Options issued pursuant to the plan will vest in three equal annual installments.  On
November 15, 2001, the Board granted options to purchase 6,000 shares of common stock at an exercise price of
$1.90 per share, which was the estimated fair value of the underlying common stock at the date of grant.  The expiration date of these options is November 15, 2011.  None of these options were exercisable at June 30, 2002.

                                  Summary of Common Stock Option Transactions
                                          (share amounts in thousands)
                                         June 30, 2002            June 30, 2001              June 30, 2000
                                    ------------------------ ------------------------  -------------------------
                                                  Weighted                 Weighted                  Weighted
                                                   Average                  Average                   Average
                                                  Exercise                 Exercise                  Exercise
                                      Shares        Price      Shares        Price      Shares         Price
                                    ------------ ----------- ----------   -----------  ----------- -------------
Outstanding at beginning of year            76 $           1.90  76      $          1.90   1,593 $             9.84
Grants                                       6             1.90       1             1.90      86               3.50
Exercised                                    -                        -                      (42)              8.68
Converted into Series A junior               -                        -                                          97
preferred stock options                                                                     (828)             10.
Extinguished and exchanged for               -                        -                                          66
 senior preferred stock and cash                                                            (725)              8.
Canceled                                     -                       (1)            1.90      (8)             12.94
                                    ----------               ----------                ---------
Outstanding at end of year                  82             1.90      76             1.90      76               1.90
                                    ==========               ==========                =========
Exercisable at end of year                  15             1.90      15             1.90       -
                                    ==========               ==========                =========
Weighted average fair value of                 $           0.37          $          0.43         $             0.53
options granted during the year
                                              == ===========            =============              =============

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

                                                Year Ended June 30,
                                      ----------------------------------------
                                         2002         2001           2000
                                      -----------  -----------   -------------
Net income (loss)
                                                   -----------   -------------
As reported (restated)               $    (84,293)$     (6,731) $        8,856
Pro forma                                 (84,298)      (6,735)         14,377

         The fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model based upon the following weighted average assumptions:

                                               2002           2001           2000
                                           ------------    -----------    -----------
Risk-free interest rate                               4.35%          5.09%          6.24%
Dividend yield                                 None           None           None
Volatility factor                                     0.1%           0.1%           5.5%
Weighted average expected life (years)                5.0            5.0            3.6

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
O'Sullivan Holdings will terminate the SPP effective December 31, 2002.

         O'Sullivan Holdings also has a Savings and Profit Sharing Plan in which most employees are eligible to participate.  Under the savings orss. 401(k) portion of the plan, employees may contribute from 1% to 15% of their compensation (subject to certain limitations imposed by the Internal Revenue Code), and O'Sullivan makes matching contributions equal to 50% of the first 5% of eligible employee contributions.  The matching contribution will increase to 100% of the first 5% of eligible employee contributions effective January 1, 2003. Under the profit sharing portion of the plan, O'Sullivan may contribute annually an amount determined by the O'Sullivan Holdings
Board of Directors. Employer matching contributions vest immediately, while profit sharing contributions vest 100%
when the employee has five years of service with O'Sullivan.  For fiscal 2002, 2001 and 2000, O'Sullivan accrued approximately $2.2 million, $0 and $2.5 million, respectively, for the profit sharing portion of the plan.  The matching contributions to the savings portion of the plan were $458,000, $600,000 and $750,000 in fiscal years
2002, 2001 and 2000, respectively.

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

Note 14 - Condensed Consolidating Financial Information.

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

         As discussed in Note 3, O'Sullivan has revised its accounting for the tax sharing agreement with
RadioShack and restated the amounts below accordingly.

Condensed Consolidating Statements of Operations

                                                                   For the year ended June 30, 2002
                                                                           ( in thousands)
                                                   ----------------------------------------------------------------
                                                                    O'Sullivan
                                                    O'Sullivan     Industries -    Consolidating
                                                    Industries       Virginia       Adjustments      Consolidated
                                                   -------------  --------------  ---------------  ----------------
                                                    (Restated)      (Restated)                        (Restated)
Net sales                                        $       243,698$        105,400$               -$          349,098
Cost of sales                                            174,040          80,622                -           254,662
                                                   -------------  --------------  ---------------  ----------------
Gross profit                                              69,658          24,778                -            94,436

Operating expenses:
      Selling, marketing and administrative               43,465          10,865                -            54,330
                                                   -------------  --------------  ---------------  ----------------

Op
Operating income                                          26,193          13,913                -            40,106

Other income (expense):
      Interest expense                                   (25,471)           (585)               -           (26,056)
      Interest income                                        370               -                -               370
                                                   -------------  --------------  ---------------  ----------------

Income before income tax provision                         1,092          13,328                -            14,420
Income tax provision                                      74,105          24,608                -            98,713
                                                   -------------  --------------  ---------------  ----------------

Net income (loss)                                $       (73,013$        (11,280$               -$          (84,293)
                                                   =============  ==============  ===============  ================

                                                                  For the year ended June 30, 2001
                                                                           (in thousands)
                                                  ----------------------------------------------------------------
                                                                  O'Sullivan
                                                   O'Sullivan     ndustries -    Consolidating
                                                   Industries    I Virginia       Adjustments       Consolidated
                                                  -------------  -------------  ----------------  ----------------
Net sales                                       $       254,538$       104,273$                -$          358,811
Cost of sales                                           190,870         78,850                 -           269,720
                                                  -------------  -------------  ----------------  ----------------

Gross profit                                             63,668         25,423                 -            89,091

Operating expenses:
      Selling, marketing and administrative              41,253         15,208                 -            56,461
      Restructuring charge                               10,506              -                 -            10,506
                                                  -------------  -------------  ----------------  ----------------
Total operating expenses                                 51,759         15,208                 -            66,967
                                                  -------------  -------------  ----------------  ----------------

Operating income                                         11,909         10,215                 -            22,124

Other income (expense):
      Interest expense                                  (31,184)        (1,070)                -           (32,254)
      Interest income                                       474              -                 -               474
                                                  -------------  -------------  ----------------  ----------------

Income (loss) before income tax provision
      and cumulative effect of accounting
      change                                            (18,801)         9,145                 -            (9,656)
Income tax provision (benefit)                           (6,522)         3,142                 -            (3,380)
                                                  -------------  -------------  ----------------  ----------------
Income (loss) before cumulative effect of                                                          6,276)
      accounting change                                 (12,279)         6,003                 -  (
Cumulative effect of accounting change, net
      of income tax benefit of $53                          (95)             -                 -               (95)
                                                  -------------  -------------  ----------------  ----------------
Net income (loss)                               $       (12,374$         6,003$                -$           (6,371)
                                                  =============  =============  ================  ================

                                                                  For the year ended June 30, 2000
                                                                            (in thousands)
                                                  -----------------------------------------------------------------
                                                                  O'Sullivan
                                                   O'Sullivan     ndustries -     Consolidating
                                                   Industries    I Virginia        Adjustments      Consolidated
                                                  -------------  -------------   ---------------  -----------------
Net sales                                       $       313,942$        91,292 $               -$           405,234
Cost of sales                                           226,917         71,470                 -            298,387
                                                  -------------  -------------   ---------------  -----------------

Gross profit                                             87,025         19,822                 -            106,847

Operating expenses:
      Selling, marketing and administrative              51,075         12,978                 -             64,053
      Compensation expense associated with
           stock options                                 10,627              -                 -             10,627
      Loss on settlement of interest rate swap                -            408                 -                408
                                                  -------------  -------------   ---------------  -----------------
Total operating expenses                                 61,702         13,386                 -             75,088
                                                  -------------  -------------   ---------------  -----------------

Op
Operating income                                         25,323          6,436                 -             31,759

Op
Other income (expense):
      Interest expense                                  (17,478)          (748)                -            (18,226)
      Interest income                                       781              -                 -                781
                                                  -------------  -------------   ---------------  -----------------

Income before income tax provision and
      extraordinary item                                  8,626          5,688                 -             14,314
Income tax provision                                      3,115          2,038                 -              5,153
                                                  -------------  -------------   ---------------  -----------------
Income before extraordinary item                          5,511          3,650                 -              9,161
Extraordinary loss from early extinguishment
      of debt, net of income tax benefit of $171           (305)             -                 -               (305)
                                                  -------------  -------------   ---------------  -----------------

Net income                                      $         5,206$         3,650 $               -$             8,856
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

Condensed Consolidating Balance Sheets

                                                                        June 30, 2002
                                                                        (in thousands)
                                               ----------------------------------------------------------------
                                                               O'Sullivan
                                                O'Sullivan    Industries -   Consolidating
                                                Industries      Virginia      Adjustments        Consolidated
                                               ------------  -------------- ----------------   ----------------
                                                (Restated)     (Restated)      (Restated)         (Restated)
ASSETS:
      Current assets                          $      92,556 $        15,418$               -  $         107,974
      Property, plant and equipment, net             53,739          34,095                -             87,834
      Other assets                                   10,152             102                -             10,254
      Investment in subsidiaries                     23,856               -          (23,856)                 -
      Goodwill                                       38,088               -                -             38,088
      Receivable from parent                              -          19,948          (19,948)                 -
                                               ------------  -------------- ----------------   ----------------
           Total assets                       $     218,391 $        69,563$         (43,804) $         244,150
                                               ============  ============== ================   ================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
      Current liabilities                     $      35,493 $        20,912$               -  $          56,405
      Long-term debt                                203,452          10,000                -            213,452
      Other liabilities                               2,570               -                -              2,570
      Payable to parent - tax sharing agreement      55,559          14,795                              70,354
      Other payable to parent                        20,129               -          (19,948)               181
      Stockholder's equity (deficit)                (98,812)         23,856          (23,856)           (98,812)
                                               ------------  -------------- ----------------   ----------------
           Total liabilities and stockholder's$     218,391 $        69,563$         (43,804) $         244,150
                equity (deficit)
                                               ============  ============== ================   ================

                                                                         June 30, 2001
                                                                         (in thousands)
                                                ----------------------------------------------------------------
                                                                O'Sullivan
                                                 O'Sullivan    Industries -    Consolidating
                                                 Industries      Virginia       Adjustments      Consolidated
                                                ------------  --------------  ---------------  -----------------
                                                 (Restated)     (Restated)      (Restated)        (Restated)
ASSETS:
      Current assets                           $     102,821 $        14,167 $              - $          116,988
      Property, plant and equipment, net              61,737          34,135                -             95,872
      Other assets                                    11,795             117                -             11,912
      Investment in subsidiary                        35,136               -          (35,136)                 -
      Deferred income taxes                           73,500          19,943                              93,443
      Goodwill                                        38,088               -                -             38,088
      Receivable from parent                             609           4,270           (4,270)               609
                                                ------------  --------------  ---------------  -----------------
           Total assets                        $     323,686 $        72,632 $        (39,406)$          356,912
                                                ============  ==============  ===============  =================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
      Current liabilities                      $      29,118 $         7,553 $              - $           36,671
      Long-term debt                                 212,386          10,000                -            222,386
      Other liabilities                                3,338               -                -              3,338
      Payable to parent - tax sharing agreement       89,124          19,943                             109,067
      Other payable to parent                          4,270               -           (4,270)                 -
      Stockholder's equity (deficit)                 (14,550)         35,136          (35,136)           (14,550)
                                                ------------  --------------  ---------------  -----------------
           Total liabilities and stockholder's $     323,686 $        72,632 $        (39,406)$          356,912
                 equity (deficit)
                                                ============  ==============  ===============  =================

Condensed Consolidating Statements of Cash Flows

                                                                   For the year ended June 30, 2002
                                                                            (in thousands)
                                                    ---------------------------------------------------------------
                                                                    O'Sullivan     onsolidating
                                                     O'Sullivan     ndustries -    Adjustments
                                                     Industries    I Virginia     C                 Consolidated
                                                    -------------  -------------  --------------  -----------------
Net cash flows provided by operating activities   $         6,972$        18,143$              -$            25,115
                                                    -------------  -------------  --------------  -----------------

Investing activities:
      Capital expenditures                                 (6,179)        (2,465)              -             (8,644)
      Repayment of loans to affiliates                     15,678              -         (15,678)                 -
                                                    -------------  -------------  --------------  -----------------
           Net                                              9,499         (2,465)        (15,678)            (8,644)
                                                    -------------  -------------  --------------  -----------------

Financing activities:
      Advances (repayments) on loans from                                                 15,678
           affiliates                                         790        (15,678)                               790
      Repayment of borrowings                              (8,544)             -               -             (8,544)
                                                    -------------  -------------  --------------  -----------------
           Net                                             (7,754)       (15,678)         15,678             (7,754)
                                                    -------------  -------------  --------------  -----------------

Cash and cash equivalents:
      Net increase in cash and cash equivalents             8,717              -               -              8,717
      Cash and cash equivalents, beginning of
           period                                           7,056              4               -              7,060
                                                    -------------  -------------  --------------  -----------------
Cash and cash equivalents, end of period          $        15,773$             4$              -$            15,777
                                                    =============  =============  ==============  =================

                                                                   For the year ended June 30, 2001
                                                                            (in thousands)
                                                   ----------------------------------------------------------------
                                                                  O'Sullivan
                                                    O'Sullivan    ndustries -    Consolidating
                                                    Industries   I Virginia       Adjustments       Consolidated
                                                   ------------  ------------   ---------------  ------------------
Net cash flows provided by operating activities   $      10,012$       15,004 $               -$             25,016
                                                   ------------  ------------   ---------------  ------------------

Investing activities:
      Capital expenditures                               (6,390)      (10,421)                -             (16,811)
      Repayment of loans to affiliates                    4,583             -            (4,583)                  -
                                                   ------------  ------------   ---------------  ------------------
           Net                                           (1,807)      (10,421)           (4,583)            (16,811)
                                                   ------------  ------------   ---------------  ------------------

Financing activities:
      Repayment of loans from affiliates                    (88)       (4,583)            4,583                 (88)
      Repayment of borrowings                           (12,924)            -                 -             (12,924)
                                                   ------------  ------------   ---------------  ------------------
           Net                                          (13,012)       (4,583)            4,583             (13,012)
                                                   ------------  ------------   ---------------  ------------------

Cash and cash equivalents:
      Net increase in cash and cash
           equivalents                                   (4,807)            -                 -              (4,807)
      Cash and cash equivalents, beginning of
           period                                        11,863             4                 -              11,867
                                                   ------------  ------------   ---------------  ------------------
      Cash and cash equivalents, end of  period   $       7,056$            4 $               -$              7,060
                                                   ============  ============   ===============  ==================

                                                                   For the year ended June 30, 2000
                                                                            (in thousands)
                                                    ---------------------------------------------------------------
                                                                    O'Sullivan     onsolidating
                                                     O'Sullivan     ndustries -    Adjustments
                                                     Industries    I Virginia     C                 Consolidated
                                                    -------------  -------------  --------------  -----------------
Net cash flows provided by operating activities   $        34,002$         6,729$              -$            40,731
                                                    -------------  -------------  --------------  -----------------

Investing activities:
      Capital expenditures                                (13,534)        (3,595)              -            (17,129)
      Repayment of loans to affiliates                      3,134              -          (3,134)                 -
                                                    -------------  -------------  --------------  -----------------
           Net                                            (10,400)        (3,595)         (3,134)           (17,129)
                                                    -------------  -------------  --------------  -----------------

Financing activities:
      Repayment of loans from affiliates                  (28,554)        (3,134)          3,134            (28,554)
      Proceeds from borrowings, including
      issuance of warrants                                233,546              -               -            233,546
      Repayment of borrowings                             (21,000)             -               -            (21,000)
      Debt issuance costs                                 (12,640)             -               -            (12,640)
      Dividend to parent                                 (186,827)             -               -           (186,827)
                                                    -------------  -------------  --------------  -----------------
           Net                                            (15,475)        (3,134)          3,134            (15,475)
                                                    -------------  -------------  --------------  -----------------

Cash and cash equivalents:
      Net increase in cash and cash equivalents             8,127              -               -              8,127
      Cash and cash equivalents, beginning of
           period                                           3,736              4               -              3,740
                                                    -------------  -------------  --------------  -----------------
      Cash and cash equivalents, end of period    $        11,863$             4$              -$            11,867
                                                    =============  =============  ==============  =================

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

Note 16 - Related Party Transactions.

         BRS. BRS, LLC provided various advisory services to O'Sullivan Holdings related to the merger.  These services included arranging and negotiating the financing of the merger, arranging and structuring the transaction, planning O'Sullivan Holdings' capital structure and related services.  BRS, LLC received a transaction fee of
$4.0 million from O'Sullivan Holdings and expenses of $62,000 for these services.  Of the $4.0 million transaction fee, $3.0 million was recognized as a merger related expense by O'Sullivan Holdings and $1.0 million was capitalized into loan fees at O'Sullivan.

         BRS also provided $15.0 million in financing pursuant to a securities purchase agreement with O'Sullivan
Holdings.  BRS received a transaction fee of $300,000 in connection with this financing, which was capitalized into loan fees at O'Sullivan Holdings.  BRS later sold this note and the related warrants to an unrelated third party which received the $300,000 transaction fee from BRS.

         O'Sullivan entered into a management services agreement with BRS, LLC for strategic and financial advisory services on November 30, 1999.  The fee for these services is the greater of (a) 1% of O'Sullivan's consolidated cash flow (as defined in the indenture related to O'Sullivan's senior subordinated notes) or (b)
$300,000 per year.  Under the management services agreement, BRS, LLC can also receive reimbursement for expenses which are limited to $50,000 a year by the senior credit facility.

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

         In September 2000, O'Sullivan paid BRS, LLC $682,000 under the management services agreement, of which $266,000 was a prepayment of a portion of the fiscal 2001 management fees.  The management fee and other reimbursable costs of $501,000, $536,000 and $364,000 recognized during fiscal years 2002, 2001 and 2000, respectively, are included in selling, marketing and administrative expense in the consolidated statement of operations.  The amounts due BRS, LLC at June 30, 2002 and June 30, 2001 approximated $719,000 and $218,000, respectively, and are included in accrued liabilities on the consolidated balance sheets.  O'Sullivan paid BRS, LLC
$713,000 in the first quarter of fiscal 2003 for the balance owed through June 30, 2002 and $305,000 as a prepayment of the fiscal 2003 management fee.

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
                      ========

         Amounts incurred by O'Sullivan under operating leases (including renewable monthly leases) were
$1.9 million in fiscal 2002, 2001 and 2000, respectively.

         Tax Sharing Agreement with RadioShack.  During fiscal 2002, 2001 and 2000, $27.7 million, $0.0 and $4.3 million, respectively, were paid to O'Sullivan Holdings pursuant to this agreement.  Future tax sharing agreement payments are contingent on taxable income.  The maximum payments are fiscal 2003-- $11.0 million; fiscal 2004
--$9.9 million; fiscal 2005-- $10.5 million; fiscal 2006-- $11.3 million; and thereafter-- $38.7 million.

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

                                       Year ended June 30,
                                ---------------------------------
                                   2002        2001       2000
                                ----------- ---------- ----------
Customer A                              19%        19%        22%
Customer B                              14%        17%        18%
Customer C                              12%        11%        11%

Note 19 - Quarterly Operating Results - Unaudited.

                                                 (in thousands)
                             -----------------------------------------------------

                                            Fiscal 2002 (By Quarter)
                             -----------------------------------------------------
                                    1            2             3            4
                             -----------------------------------------------------

Net sales1                   $      82,193$      84,314 $     105,467$      77,124
Gross profit1                       20,468       21,665        30,506       21,797
Net income (loss):
     As previously reported         (1,021)       1,573        (4,378)         907
     Restated                       (1,021)       1,573       (88,848)2     4,0032

                                            Fiscal 2001 (By Quarter)
                             -----------------------------------------------------
                                    1            2             3            4
                             -----------------------------------------------------
Net sales1                   $      85,027$      91,940 $      97,636$      84,208
Gross profit1                       18,852       22,074        25,091       23,074
Net income (loss)                   (2,054)      (7,040)3       1,351        1,372

--------------------------------------------

         1 Net sales, gross profit and selling, marketing and administrative expense for the fiscal year ended June 30,
2001 and the first and second quarters of fiscal 2002 have been adjusted to reflect a new accounting pronouncement which requires a reclassification of certain selling expenses to a reduction of net sales.

         2 The third quarter of fiscal 2002 as restated includes income tax expense of $98.7 million resulting from the valuation allowance recorded in connection with the revised accounting for the tax sharing agreement with
RadioShack.  The fourth quarter of fiscal 2002 as restated reflects the elimination of the valuation allowance previously reported as a result of the revised accounting.  See Note 3.

         3Amount includes a restructuring charge of $10.5 million ($6.8 million, after-tax) primarily related to the closing of the Utah manufacturing facility.

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

Daniel F. O'Sullivan, 61, was named President, Chief Executive Officer and a Director of O'Sullivan Holdings in
November 1993 and became Chairman of the Board in December 1993.  He relinquished the position of President of
O'Sullivan Holdings in July 1996 and resigned as Chief Executive Officer in October 1998.  He served as President of O'Sullivan Industries from 1986 until July 1996, and was appointed Chairman of the Board and Chief Executive
Officer in 1994.  He also served as Chairman of the Board and Chief Executive Officer of O'Sullivan Industries -
Virginia.  Mr. O'Sullivan was employed by O'Sullivan from 1962 until his retirement.  Under the terms of his retirement and consulting agreement with O'Sullivan Holdings, Mr. O'Sullivan retired as an executive of O'Sullivan
Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia effective March 31, 2000.  He remains as non-
executive Chairman of the Board for each company.

Harold O. Rosser, 53, was appointed a director of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan
Industries - Virginia in connection with the merger and recapitalization in November 1999.  Mr. Rosser has been a principal of BRS, LLC since August 1995.  Mr. Rosser was an officer of Citicorp Venture Capital from 1987 through July 1995.  He is a director of Acapulco Restaurants, Inc., American Paper Group, Inc., California Pizza
Kitchen, Inc., H&E Equipment Services, LLC, Il Fornaio (America) Corporation, McCormick and Schmick
Restaurant Corp. and Penhall International.

Executive Officers.

         O'Sullivan's executive officers, and their ages and positions with O'Sullivan as of September 1, 2002, are as follows:

Name                                 Age      Officer   Position(s)
                                              Since1
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

------------------------------------

         1Includes officer positions held with O'Sullivan Industries

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

         Phillip J. Pacey was promoted to Senior Vice President and Chief Financial Officer of O'Sullivan Holdings,
O'Sullivan Industries and O'Sullivan Industries - Virginia in January 2000.  He was appointed Vice President-
Finance and Treasurer of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia in July
1999.  From November 1995 until July 1999, he served as Treasurer of O'Sullivan Holdings, O'Sullivan Industries
and O'Sullivan Industries - Virginia.  Since March 2002, he has served as Senior Vice President and Chief Financial
Officer and a Director of O'Sullivan Furniture Factory Outlet, Inc.

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

         Certain Relationships.  Daniel F. O'Sullivan, Thomas M. O'Sullivan, Jr. and Michael P. O'Sullivan are
brothers.  Tommy W. Thieman is the brother-in-law of Daniel F. O'Sullivan, Thomas M. O'Sullivan, Jr. and Michael
P. O'Sullivan.  Tyrone E. Riegel and James C. Hillman were, prior to the deaths of their respective spouses, brothers-
in-law of Daniel F. O'Sullivan, Thomas M. O'Sullivan, Jr. and Michael P. O'Sullivan.  Tyrone E. Riegel and
E. Thomas Riegel are brothers.

Item 11.  Executive Compensation.

                                           SUMMARY  COMPENSATION  TABLE

         The following table reflects the cash and non-cash compensation for the chief executive officer of
O'Sullivan and the four next most highly compensated executive officers at June 30, 2002.

                                                                                Long-Term
                                             Annual Compensation1             Compensation
                                         -----------------------------    ---------------------
                                                                               Securities            All Other
                                 Fiscal      Salary          Bonus          Underlying Stock       Compensation
  Name and Principal Position     Year         ($)            ($)             Options (#)2              ($)3

Richard D. Davidson               2002           300,000       199,800                        -               31,281
President and                     2001           297,885       105,000                        -               49,896
Chief Executive Officer           2000           244,231       176,623                    8,500               45,984

Tyrone E. Riegel                  2002           231,200       110,120                        -               25,872
Executive Vice President          2001           212,885        53,300                        -               39,603
                                  2000           204,616       109,586                    4,000               39,860

Thomas M. O'Sullivan, Jr.         2002           160,000        76,300                        -               19,351
Senior Vice President-Sales       2001           159,423        40,000                        -               28,067
                                  2000           144,423        66,005                    4,000               26,181

Phillip J. Pacey                  2002           150,000        81,550                        -               18,220
Senior Vice President and         2001           149,615        37,500                        -               24,970
Chief Financial Officer           2000           123,808        59,074                    4,000               20,284

Michael P. O'Sullivan             2002           140,400        66,990                        -               17,653
Senior Vice President-            2001           140,192        35,100                        -               25,876
Marketing                         2000           134,423        61,473                    4,000               24,807

--------------------------------------------

         1For the years shown, the named officers did not receive any annual compensation not properly categorized as salary or bonus, except for certain perquisites and other personal benefits.  The amounts for perquisites and other personal benefits for the named officers are not shown because the aggregate amount of such compensation, if any, for each of the named officers during the fiscal year shown does not exceed the lesser of $50,000 or 10% of total salary and bonus reported for such officer.

         2Includes all options granted to the named officers during fiscal years shown under O'Sullivan's 2000
Common Stock Option Plan.  No stock appreciation rights were granted with any options.

         3 In fiscal 2002, other compensation for the named officers consisted of the following:

                                                                        Stock Purchase
                                                                           Program             Deferred
                             Group Life                                    ("SPP")        Compensation Plan
                              Insurance      Auto      SPSP Matching       Matching            Matching
            Name              Premiums    Allowance    Contributions    Contributions       Contributions
Richard D. Davidson          $      2,016$      9,000  $         3,625  $         10,132 $               6,507
Tyrone E. Riegel             $      4,032$      8,500  $         3,623  $          6,670 $               3,048
Thomas M. O'Sullivan, Jr.    $        835$      8,500  $         3,623  $          5,008 $               1,385
Phillip J. Pacey             $        330$      8,500  $         3,625  $          4,695 $               1,070
Michael P. O'Sullivan        $        363$      8,500  $         3,720  $          4,395 $                 675

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

                                                                                         Series A junior preferred
                                                  Common Stock                                     stock
                             -------------------------------------------------------   -----------------------------
                                               Option        Value of     Value of
                                 Option        shares        exercis-    unexercis-        Option        Value of
                                 shares      unexercis-        able         able           shares       exercisable
                              exercisable      able at      options at   options at      exercisable    options at
            Name               at 6/30/02      6/30/02        6/30/02     6/30/02         at 6/30/02      6/30/02
Richard D. Davidson                   1,700          6,800   $         - $          -      10,929       $  1,550,772
Tyrone E. Riegel                        800          3,200   $         - $          -       3,378       $    479,261
Thomas M. O'Sullivan, Jr.               800          3,200   $         - $          -       5,996       $    850,827
Phillip J. Pacey                        800          3,200   $         - $          -       1,411       $    200,268
Michael P. O'Sullivan                   800          3,200   $         - $          -       6,176       $    876,313

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

                                             DIRECTORS'  COMPENSATION

      Directors of O'Sullivan who are not employees or consultants of O'Sullivan Holdings, O'Sullivan or its subsidiaries or of BRS, LLC or its affiliates are paid $2,500 per meeting (with all meetings that occur on the same day being considered as one meeting).  The chairmen of the compensation committee and the audit committee each receive an additional $1,000 per year if not employed by BRS, LLC or its affiliates.  Expenses of attendance at meetings are paid by O'Sullivan.  Directors who are not employees or consultants of O'Sullivan Holdings,
O'Sullivan or BRS, LLP or its affiliates will also receive an option to purchase shares of common stock of
O'Sullivan Holdings.  Employees of O'Sullivan do not receive additional compensation for their service as a director other than payment of expenses, if any, to attend a meeting.

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

                                                                                           Options to
                                                                                        Purchase Series A
                                                              Senior Preferred          Junior Preferred            Series B Junior
                                      Common Stock                 Stock                      Stock                 Preferred Stock
                               --------------------------  ----------------------    -----------------------   --------------------------
   Name of Beneficial Owner        Shares          %         Shares         %          Options        %          Shares            %
                               --------------  ----------  -----------   --------  - -----------  ----------   -----------    -----------
BRS1                                 994,9982          72.73%   -           -             -           -           442,2232             83.59%
Harold O. Rosser                     994,9982          72.73%   -           -             -           -           442,2232             83.59%
Charles A. Carroll                     2,0003           0.15%   -           -             -           -             -              -
Daniel F. O'Sullivan                   9,972            0.73% 197,681           1.20%      4,432           7.35%    -              -
Richard D. Davidson                   83,2494           6.08%  14,7074      5             10,929          18.12%   20,8394              3.94%
Tyrone E. Riegel                      22,0656           1.61% 101,806       5              3,378           5.60%    3,644          5
Thomas M. O'Sullivan, Jr.             34,9517           2.55%  23,963       5              5,996           9.94%    6,5616              1.24%
Phillip J. Pacey                      12,5497           0.92%  29,590       5              1,411           2.34%    1,722          5
Michael P. O'Sullivan                 32,1057           2.35%  32,303       5              6,176          10.24%    5,117          5
Directors and executive                                       464,046             8                               495,2958                63%
officers as a group (14%
persons)                           1,298,1498          94.20                    2. 2%     52,539          87.10%                       93.
BancBoston Investments,               93,2739           6.38%   -           -             -           -            39,2739              6.91%
Inc.
      Each management participant has a business address at 1900 Gulf Street, Lamar, Missouri 64759-1899.
BRS' address is 126 East 56th Street, 29th Floor, New York, New York 10022.  Mr. Carroll's address is 2550 North
--------
                                    1The principals of BRS' general partner are Bruce C. Bruckmann, Harold O. Rosser, Stephen C. Sherrill,
Thomas J. Baldwin and Paul D. Kaminski, each of whom could be deemed to beneficially own the shares of O'Sullivan
Holdings held by BRS.
                                                                   2BRS holds 989,617 shares of common stock and 439,831 shares of Series B junior preferred stock.  BRS'
                               general partner holds 5,385 shares of common stock and 2,392 shares of Series B junior preferred stock.  All of these shares of common and Series B junior preferred stock may be deemed to be beneficially owned by Harold O. Rosser, a Director of O'Sullivan.
                                                                   3These shares are issuable upon the exercise of options.
                                                                   4Includes 77,533 shares of common stock, 19,054 shares of Series B junior preferred stock and 13,874 shares of senior preferred stock held in a limited partnership of which Mr. Davidson and his wife are the general partners.
                               Also includes 1,700 shares of common stock issuable upon the exercise of options.
                                                                                                             5Less than one percent
                                                                   6Includes 16,423 shares of common stock and 1,503 shares of Series B junior preferred stock held in a trust of which Mr. Riegel is the trustee.  Also includes 800 shares of common stock issuable upon the exercise of options.
                                                                   7Includes 800 shares of common stock issuable upon the exercise of options.
                                                                   8Includes the shares held by BRS and its general partner described in note 2.  Also includes 7,900 shares of common stock issuable upon the exercise of options.  In addition, includes the partnership and trust shares described in notes 4 and 6, respectively.
                                                                   9BancBoston Investments, Inc. holds warrants to purchase these shares.

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

                                                                   Weighted-       Number of securities remaining
                                         Number of securities       average         available for future issuance
                                           to be issued upon    exercise price     under equity compensation plans
     Equity compensation plans not            exercise of       of outstanding   (excluding securities reflected in
     approved by security holders         outstanding options       options                second column)
Common Stock                                             82,100               $1.90                            14,718
Series A Junior Preferred Stock                          60,319              $50.00                                 -

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

      Ryan Fullerton, a son-in-law of E. Thomas Riegel, also works for Sun Container, although he does not call on O'Sullivan.  During fiscal 2002, O'Sullivan paid Sun $3.3 million.  This relationship has been approved pursuant to O'Sullivan's conflict of interest policy.

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

BRS, LLC Transaction Fees

      BRS, LLC provided various advisory services to us related to the recapitalization and merger.  These services included arranging and negotiating the financing of the recapitalization and merger, arranging and structuring the transaction, including forming OSI, planning its capital structure, planning O'Sullivan Holdings'
capital structure and related services.  For these services, BRS, LLC received a transaction fee of $4.0 million plus
$62,000 in expenses upon completion of the recapitalization and merger.

      BRS also provided $15.0 million of financing pursuant to a securities purchase agreement with O'Sullivan
Holdings.  BRS received a transaction fee of $300,000 in connection with its provision of this financing.  BRS subsequently sold the securities it acquired under this agreement to BancBoston Investments, Inc.

BRS, LLC Management Services Agreement

      In connection with the merger, we entered into a management services agreement with BRS, LLC.  Under the terms of this agreement, BRS, LLC provides:

          o          general management services;
          o          assistance with the negotiation and analysis of financial alternatives; and
          o          other services agreed upon by BRS, LLC.

In exchange for these services, BRS, LLC will earn an annual fee equal to the greater of:

          o          1.0% of our annual consolidated cash flow (as defined in the indenture related to our senior subordinated notes); or
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

      Pursuant to the management services agreement, we paid BRS, LLC $1,017,817 in the first quarter of fiscal
2003, representing payments of $206,150 for the remaining portion of the fee for fiscal 2001, the $459,890 payment for the fiscal 2002 fee, expenses of $47,216 for periods through fiscal 2002 and $304,561 as a prepayment of the fees and expenses for the first six months of fiscal 2003.

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

        Report of Independent Accountants....................................................................    38
        Consolidated Balance Sheets as of June 30, 2002 and 2001.............................................    39
        Consolidated Statements of Operations for each of the three years in the period ended June 30, 2002      40
        Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2002..    41
        Consolidated Statements of Changes in Stockholder's Equity (Deficit) for each of the three years in t period ended June 30, 2002...........................................................................he  42
        Notes to Consolidated Financial Statements...........................................................    43

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

(b)      Reports on Form 8-K

         None

                                                    SIGNATURES

         Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of August, 2003.

                                                     O'SULLIVAN  INDUSTRIES, INC.

                                                     By                          /s/ Richard D. Davidson
                                                                               Richard D. Davidson
                                                                      President and Chief Executive Officer

                                                   CERTIFICATION

         I, Richard D. Davidson, certify that:

1.       I have reviewed this annual report on Form 10-K/A (Amendment No. 1) of O'Sullivan Industries, Inc.

2.       Based on my knowledge, this annual report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.       Based on my knowledge, the financial statements, and other financial information included in this annual report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:    August 29, 2003                                                        -----------------------------------------------------
         /s/ Richard D. Davidson
                                                                               Richard D. Davidson
                                                                      President and Chief Executive Officer

                                                   CERTIFICATION

         I, Phillip J. Pacey, certify that:

1.       I have reviewed this annual report on Form 10-K/A (Amendment No. 1) of O'Sullivan Industries, Inc.

2.       Based on my knowledge, this annual report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.       Based on my knowledge, the financial statements, and other financial information included in this annual report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:    August 29, 2003                                                         -----------------------------------------------------
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
               (File No. 333-81631))
3.1 &          Certificate of Incorporation of O'Sullivan (incorporated by reference to Exhibit 3.1 to
4.1            Registration Statement on Form S-4 (File No. 333-31282))
3.2 &          By-laws of O'Sullivan (incorporated by reference to Exhibit 3.2 to Registration Statement
4.2            on Form S-4 (File No. 333-31282))
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
               (File No. 0-28493))
4.5            Warrant Agreement dated as of November 30, 1999 between O'Sullivan Holdings and
               Norwest Bank Minnesota, National Association, as Warrant Agent, relating to warrants to purchase 93,273 shares of O'Sullivan Holdings common stock, including form of warrant certificate (incorporated by reference to Exhibit 4.6 to Quarterly Report on Form 10-Q of
               O'Sullivan Holdings for the quarter ended December 31, 1999 (File No. 0-28493))
             9 Stockholders Agreement dated November 30, 1999 by and among O'Sullivan Holdings,
               Bruckmann, Rosser, Sherrill & Co. II L.P., each of the persons executing an investor or executive signature page thereto and each of the warrant holders executing a warrant holder signature page attached thereto and such other persons acquiring a warrant after the date thereof (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q of
               O'Sullivan Holdings for the quarter ended December 31, 1999 (File No. 0-28493))
            10.Debt Registration Rights Agreement dated as of November 30, 1999 by and among
               O'Sullivan Industries, Lehman Brothers and O'Sullivan Industries - Virginia as guarantor
               (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-4 (File No.
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

   Exhibit                                             Description                                             Page
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
               1999 (File No. 0-28493))
           *10.Subscription Agreement dated November 30, 1999 by and among OSI Acquisition, Inc.,
               Bruckmann, Rosser, Sherrill & Co. II, L.P. and the individuals whose signatures appear on the signature pages thereto (incorporated by reference to Exhibit 10.10 to Registration
               Statement on Form S-4 (File No. 333-31282))
           *10.O'Sullivan Holdings Common Stock Option Plan (incorporated by reference to
               Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-31282))
           *10.First Amendment to Common Stock Option Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended March 31,
               2001 (File No. 0-28493))

   Exhibit                                             Description                                             Page
           *10.Form of Common Stock Option Agreement (incorporated by reference to Exhibit 10.12 to
               Annual Report on Form 10-K of O'Sullivan Holdings for the year ended June 30, 2000
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
               (File No. 333-31282))
*10.17         Form of Election to Roll Shares dated November 30, 1999 by and among O'Sullivan
               Holdings and each of the individuals who executed an individual signature page thereto
               (incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-4
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

   Exhibit                                             Description                                             Page
*10.21c        Third Amendment to the DCP (incorporated by reference to Exhibit 10.21c to Annual
               Report on Form 10-K of O'Sullivan Holdings for the year ended June 30, 2000 (File No. 0 -
                28493))
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
*10.29         O'Sullivan Industries Holdings, Inc. Amended and Restated Savings and Profit Sharing
               Plan (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K of
               O'Sullivan Holdings for the year ended June 30, 2002 (File No. 0-28493))
21             Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Annual Report on
               Form 10-K for the year ended June 30, 2002 (File No. 333-31282))
99.1           Certificate of chief executive officer under Section 906 of the Sarbanes-Oxley Act of 2002           85
99.2           Certificate of chief financial officer under Section 906 of the Sarbanes-Oxley Act of 2002           86

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