Form 10-Q/A
period 2002-09-30
OSULLIVAN INDUSTRIES INC
filed 2003-09-10
CIK 1107978

------------------------------------------------------------------------------------------------------------------------

                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                    Form 10-Q/A
                                                 (Amendment No. 1)

                                                    (Mark One)
                            |X|QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

------------------------------------------------------------------------------------------------------------------------

                                       The Index to Exhibits is on page 32.

                                                   Page 1 of 34

                                             Explanation of Amendment

         We are filing this amendment to our Quarterly Report on Form 10-Q for the quarter ended September 30,
2002 to restate the way we account for the tax sharing agreement between RadioShack Corporation and O'Sullivan
Holdings.

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

         This report reflects the revised method of accounting.  We are in the process of amending our quarterly report on Form 10-Q for the quarter ended December 31, 2002.

                                                      PART  I
Item 1.  Financial Statements.

                                    O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
                        (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                                       UNAUDITED CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except for share data)

                                                                                      September 30,       June 30,
                                       Assets                                              2002             2002
                                                                                     ----------------    -----------
                                                                                        (Restated)       (Restated)
Current assets:
   Cash and cash equivalents                                                          $        13,327   $     15,777
   Trade receivables, net of allowance for doubtful accounts
      of $4,302 and $4,101, respectively                                                       34,028         37,035
   Inventories, net                                                                            57,006         52,397
   Prepaid expenses and other current assets                                                    3,478          2,765
                                                                                        -------------    -----------
         Total current assets                                                                 107,839        107,974

Property, plant and equipment, net                                                             77,373         79,144
Other assets                                                                                   18,477         18,944
Goodwill, net of accumulated amortization                                                      38,088         38,088
                                                                                        -------------    -----------
                Total assets                                                          $       241,777   $    244,150
                                                                                        =============    ===========

                        Liabilities and Stockholder's Deficit
Current liabilities:
   Accounts payable                                                                   $        11,908   $     10,887
   Current portion of long-term debt                                                            8,495          4,430
   Accrued advertising                                                                         12,901         11,680
   Accrued liabilities                                                                         14,982         18,388
   Payable to parent - tax sharing agreement                                                   10,337         11,020
         Total current liabilities                                                             58,623         56,405

Long-term debt, less current portion                                                          208,592        213,452
Other liabilities                                                                               2,706          2,570
Payable to parent - tax sharing agreement                                                      67,940         70,354
Other payable to parent                                                                           463            181
                                                                                        -------------    -----------
                Total liabilities                                                             338,324        342,962

Commitments and contingent liabilities (Notes 2, 4, 8, 9 and 10)

Stockholder's deficit:
   Common stock; $1.00 par value, 100 shares authorized, issued and outstanding                     -              -
   Retained deficit                                                                           (96,255)       (98,507)
   Accumulated other comprehensive loss                                                          (292)          (305)
                                                                                        -------------    -----------
                Total stockholder's deficit                                                   (96,547)       (98,812)
                                                                                        -------------    -----------
                Total liabilities and stockholder's deficit                           $       241,777   $    244,150
                                                                                        =============    ===========

                                                                                        =============    ===========
              The accompanying notes are an integral part of these consolidated financial statements.
                                                                                        =============    ===========

                                    O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
                        (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                                  UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (in thousands)

                                                                                            Three months ended
                                                                                               September 30,
                                                                                         -------------------------
                                                                                             2002          2001
                                                                                         ------------   ----------
                                                                                          (Restated)
Net sales                                                                               $      71,557  $    82,193
Cost of sales                                                                                  51,584       61,725
                                                                                         ------------   ----------

Gross profit                                                                                   19,973       20,468

Operating expenses:
   Selling, marketing and administrative                                                       11,998       14,108
                                                                                         ------------   ----------

Operating income                                                                                7,975        6,360

Other income (expense)
   Interest expense                                                                            (5,775)      (8,016)
   Interest income                                                                                 52           85
                                                                                         ------------   ----------

Income (loss) before income tax provision                                                       2,252       (1,571)
Income tax provision (benefit)                                                                      -         (550)
                                                                                         ------------   ----------

Net income (loss)                                                                       $       2,252  $    (1,021)
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

                                   O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
                       (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)

                                                                                           Three months ended
                                                                                             September 30,
                                                                                      ----------------------------
                                                                                          2002            2001
                                                                                      ------------    ------------
                                                                                       (Restated)
Cash flows provided (used) by operating activities:
        Net income (loss)                                                           $        2,252   $      (1,021)
        Adjustments to reconcile net income (loss) to net cash provided (used)
           by operating activities:
                Depreciation and amortization                                                3,264           3,421
                Amortization of debt issuance costs                                            393             393
                Amortization of debt discount                                                   91              80
                Interest rate collar                                                          (584)          1,201
                Bad debt expense                                                               448             349
                Loss on disposal of assets                                                      11             117
                Accrual of special payment on options to purchase Series A
                junior preferred stock                                                         300             262
        Changes in assets and liabilities:
                Trade receivables                                                            2,559            (169)
                Inventories                                                                 (4,609)           (653)
                Other assets                                                                  (693)            331
                Accounts payable, accrued liabilities and other liabilities                   (624)         11,803
                Payable to parent - tax sharing agreement                                   (3,097)              -
                                                                                      ------------    ------------
Net cash provided (used) by operating activities                                              (289)         16,114
                                                                                      ------------    ------------

Cash flows used for investing activities:
        Capital expenditures                                                                (1,557)         (4,084)
                                                                                      ------------    ------------

Cash flows used for financing activities:
        Repayment of borrowings                                                               (886)         (5,886)
        Advances on intercompany loans                                                         282             237
                                                                                      ------------    ------------
Net cash flows used by financing activities                                                   (604)         (5,649)

Net increase (decrease) in cash and cash equivalents                                        (2,450)          6,381
Cash and cash equivalents, beginning of period                                              15,777           7,060
                                                                                      ------------    ------------
Cash and cash equivalents, end of period                                            $       13,327   $      13,441
                                                                                      ============    ============

Non-cash investing activities:
        Capital expenditures included in accounts payable                           $          160   $         671
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

                                 O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
                      (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                     UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
                                 For the three months ended September 30, 2002
                                                (in thousands)

                                                              Accumulated
                                                                 other             Total
                                             Retained        comprehensive     stockholder's    Comprehensive
                                             deficit             loss             deficit           income
                                           ------------     ---------------   ---------------  ----------------

                                           ------------     ---------------   ---------------  ----------------

Balance, June 30, 2002 (Restated)        $      (98,507)  $            (305)$         (98,812)

  Net income (Restated)                           2,252                                 2,252 $           2,252

  Other comprehensive income                                             13                13                13
                                           ------------     ---------------   ---------------  ----------------

                                           ------------     ---------------   ---------------  ----------------
Balance, September 30, 2002 (Restated)   $      (96,255)  $            (292)$         (96,547)$           2,265
                                           ============     ===============   ===============  ================

            The accompanying notes are an integral part of these consolidated financial statements.
                                           ============     ===============   ===============  ================

                                           O'SULLIVAN  INDUSTRIES,  INC.
                        (a wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                                September 30, 2002

Note 1--Basis of Presentation

        The unaudited consolidated financial statements of O'Sullivan Industries, Inc. and subsidiaries
("O'Sullivan"), a wholly owned subsidiary of O'Sullivan Industries Holdings, Inc. ("O'Sullivan Holdings"), included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The financial statements should be read in conjunction with the audited financial statements and notes thereto included in O'Sullivan's amended Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended June 30, 2002.  The interim results are not necessarily indicative of the results that may be expected for a full year.

Note 2--Revised Accounting for Tax Sharing Agreement with RadioShack.

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

        Under Statement of Financial Accounting Standards ("SFAS") 109, Accounting for Income Taxes,
O'Sullivan must determine if it is more likely than not that its net deferred tax asset will be realized as a reduction in
tax liabilities in the future.   SFAS 109 requires objective evidence to support the more likely than not conclusion.
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

        At March 31, 2002, a full valuation allowance was provided against the $95.5 million net deferred tax asset, which consists of the $11.0 million valuation allowance originally recorded in the March 2002 quarter plus an additional $84.5 million representing the balance of the deferred tax asset at that time.  The valuation allowance at
June 30, 2002 of $94.3 million, together with the $4.4 million tax provision for the fiscal year, represent the $98.7 million recorded as tax expense for the year ended June 30, 2002.  O'Sullivan recorded the valuation allowance because it was unable to determine, based on objective evidence, that it is more likely than not that O'Sullivan would be able to utilize its net operating losses prior to their expiration.  If at a future date O'Sullivan determines that some or all of the deferred tax asset will more likely than not be realized, O'Sullivan will reverse the appropriate portion of the valuation allowance and credit income tax expense.

        O'Sullivan Holdings' remaining maximum obligation to RadioShack was $109.1 million at March 31, 2002.
The obligation was reduced by subsequent payments and was $78.3 million and $81.4 million at September 30, 2002 and June 30, 2002, respectively.  O'Sullivan Holdings currently believes that it is probable that future payments to
RadioShack will be made.

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

        The impact of the restatement on the consolidated statements of operations and consolidated balance sheets is presented below.  The amounts previously reported are derived from O'Sullivan's original quarterly report on
Form 10-Q for the quarter ended September 30, 2002 filed November 14,  2002.

                                                    For the three months ended
                                                        September 30, 2002
                                                 ---------------------------------
                                                      Amounts
                                                    previously
                                                     reported         As restated
                                                   -------------     -------------
                                                          (in thousands)
                                                   -------------     -------------
Consolidated statements of operations:

     Income before income tax provision          $         2,252    $        2,252
     Income tax provision                                  3,097                 -
     Net income (loss)                                      (845)            2,252

                                                  September 30, 2002               June 30, 2002
                                            ------------------------------  ----------------------------
                                                Amounts                        Amounts       s restated
                                              previously                     previously
                                               reported       As restated     reported      A
                                            ---------------  -------------  -------------   ------------
                                                    (in thousands)                 (in thousands)
                                                             --                             --
Consolidated balance sheets:

     Total assets                            $      241,777  $     241,777  $     244,150   $    244,150
     Payable to parent-tax sharing
         agreement                                        -         78,277              -         81,374
     Total liabilities                              260,047        338,324        261,588        342,962
     Retained deficit                                17,978         96,255         17,133         98,507
     Total stockholder's deficit                     18,270         96,547         17,438         98,812

Note 3--Derivative Financial Instruments

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

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, Accounting for Asset
Retirement Obligations.  This pronouncement, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  O'Sullivan adopted this pronouncement effective July 1, 2002.  The adoption of SFAS 143 did not have an impact on O'Sullivan's financial results.

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

Note 6--Inventory

         Inventory, net, consists of the following:

                      September 30,     June 30,
                          2002            2002
                     ---------------   -----------
                              (in thousands)
                                       --
Finished goods         $      40,932   $    39,199
Work in process                5,175         5,158
Raw materials                 10,899         8,040
                        ------------     ---------
                       $      57,006   $    52,397
                        ============     =========
Note 7--Condensed Consolidating Financial Information

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

         As discussed in Note 2, O'Sullivan has revised its accounting for the tax sharing agreement with
RadioShack and restated the amounts below accordingly.

Condensed Consolidating Statements of Operations

                                                           Three months ended September 30, 2002
                                                                       (in thousands)
                                             -----------------------------------------------------------------
                                                             O'Sullivan
                                              O'Sullivan     ndustries -     Consolidating
                                              Industries    I Virginia        Adjustments      Consolidated
                                             -------------  -------------   ---------------  -----------------
                                              (Restated)     (Restated)       (Restated)        (Restated)
Net sales                                  $        52,348$        19,209 $               -$            71,557
Cost of sales                                       37,011         14,573                 -             51,584
                                             -------------  -------------   ---------------  -----------------

Gross profit                                        15,337          4,636                 -             19,973

Operating expenses:
      Selling, marketing and administrative         10,039          1,959                 -             11,998
                                             -------------  -------------   ---------------  -----------------

Op
Operating income                                     5,298          2,677                 -              7,975
Other income (expense):
      Interest expense                              (5,644)          (131)                -             (5,775)
      Interest income                                   52              -                 -                 52
                                             -------------  -------------   ---------------  -----------------

Income (loss) before income tax provision             (294)         2,546                 -              2,252
Income tax provision                                     -              -                 -                  -
                                             -------------  -------------   ---------------  -----------------

Net income (loss)                          $          (294$         2,546 $               -$             2,252
                                             =============  =============   ===============  =================

                                                           Three months ended September 30, 2001
                                                                       (in thousands)
                                              ----------------------------------------------------------------
                                                              O'Sullivan
                                               O'Sullivan     ndustries -    Consolidating
                                               Industries    I Virginia       Adjustments       Consolidated
                                              ------------   -------------  ---------------   ----------------

Net sales                                   $       60,550 $        21,643$               - $           82,193
Cost of sales                                       45,235          16,490                -             61,725
                                              ------------   -------------  ---------------   ----------------

Gross profit                                        15,315           5,153                -             20,468

Operating expenses:
      Selling, marketing and administrative         11,409           2,699                -             14,108
                                              ------------   -------------  ---------------   ----------------

Op
Operating income                              3,906                  2,454                -              6,360
Other income (expense):
      Interest expense                              (7,850)           (166)               -             (8,016)
      Interest income                                   85               -                -                 85
                                              ------------   -------------  ---------------   ----------------

Income (loss) before income tax provision           (3,859)          2,288                -             (1,571)
Income tax provision (benefit)                      (1,349)            799                -               (550)
                                              ------------   -------------  ---------------   ----------------
Net income (loss)                           $       (2,510)$         1,489$               - $           (1,021)
                                              ============   =============  ===============   ================

Condensed Consolidating Balance Sheets
                                                                         September 30, 2002
                                                                           (in thousands)
                                                  ----------------------------------------------------------------
                                                                  O'Sullivan      onsolidating
                                                   O'Sullivan     ndustries -     Adjustments
                                                   Industries    I Virginia      C                  Consolidated
                                                  -------------  -------------   --------------   ----------------
                                                   (Restated)     (Restated)       (Restated)        (Restated)
ASSETS:
      Current assets                            $        89,483$        18,356 $              - $          107,839
      Property, plant and equipment, net                 44,002         33,371                -             77,373
      Other assets                                       18,382             95                -             18,477
      Investment in subsidiaries                         26,402              -          (26,402)                 -
      Goodwill                                           38,088              -                -             38,088
      Receivable from parent                                  -         20,525          (20,525)                 -
                                                  -------------  -------------   --------------   ----------------
           Total assets                         $       216,357$        72,347 $        (46,927)$          241,777
                                                  =============  =============   ==============   ================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
      Current liabilities                       $        37,473$        21,150 $              - $           58,623
      Long-term debt                                    198,592         10,000                -            208,592
      Other liabilities                                   2,706              -                -              2,706
      Payable to parent - tax sharing agreement          53,145         14,795                -             67,940
      Other payable to parent                            20,988              -          (20,525)               463
      Stockholder's equity (deficit)                    (96,547)        26,402          (26,402)           (96,547)
                                                  -------------  -------------   --------------   ----------------
           Total liabilities and stockholder's  $       216,357$        72,347 $        (46,927)$          241,777
           equity (deficit)
                                                  =============  =============   ==============   ================

                                                                        June 30, 2002
                                                                       (in thousands)
                                                -------------------------------------------------------------
                                                                O'Sullivan
                                                 O'Sullivan    Industries -    Consolidating
                                                 Industries      Virginia       Adjustments     Consolidated
                                                ------------  --------------  ---------------  --------------
                                                 (Restated)     (Restated)      (Restated)       (Restated)
ASSETS:
      Current assets                          $       92,556$         15,418$               -$        107,974
      Property, plant and equipment, net              45,049          34,095                -          79,144
      Other assets                                    18,842             102                -          18,944
      Investment in subsidiaries                      23,856               -          (23,856)              -
      Goodwill                                        38,088               -                -          38,088
      Receivable from parent                               -          19,948          (19,948)              -
                                                ------------  --------------  ---------------  --------------
           Total assets                       $      218,391$         69,563$         (43,804$        244,150
                                                ============  ==============  ===============  ==============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
      Current liabilities                     $       35,493$         20,912$               -$         56,405
      Long-term debt                                 203,452          10,000                -         213,452
      Other liabilities                                2,570               -                -           2,570
      Payable to parent - tax sharing agreement       55,559          14,795                -          70,354
      Other payable to parent                         20,129               -          (19,948)            181
      Stockholder's equity (deficit)                 (98,812)         23,856          (23,856)        (98,812)
                                                ------------  --------------  ---------------  --------------
           Total liabilities and stockholder's$      218,391$         69,563$         (43,804$        244,150
                 equity (deficit)
                                                ============  ==============  ===============  ==============

Condensed Consolidating Statements of Cash Flows
                                                                   Three months ended September 30, 2002
                                                                               (in thousands)
                                                        -----------------------------------------------------------
                                                        O'Sullivan     O'Sullivan    Consolidating
                                                        Industries     Industries -   Adjustments
                                                                        Virginia                    Consolidated
                                                        -----------   ------------  --------------  ---------------
                                                        (Restated)     (Restated)     (Restated)      (Restated)
Net cash flows provided (used) by operating
      activities:                                     $      (1,589)  $      1,300  $           -$            (289)
                                                        -----------   ------------  --------------  ---------------
Investing activities:
      Capital expenditures                                     (834)          (723)              -           (1,557)
      Repayment of loans to affiliates                          577              -            (577)               -
                                                        -----------   ------------  --------------  ---------------
           Net                                                 (257)          (723)           (577)          (1,557)
                                                        -----------   ------------  --------------  ---------------

Op
Financing activities:
      Repayment of loans from affiliates                        282           (577)            577              282
      Repayment of borrowings                                  (886)             -               -             (886)
                                                        -----------   ------------  --------------  ---------------
           Net                                                 (604)          (577)            577             (604)
                                                        -----------   ------------  --------------  ---------------

Cash and cash equivalents:
      Net decrease in cash and cash
           equivalents                                       (2,450)             -               -           (2,450)
      Cash and cash equivalents, beginning of
           period                                            15,773              4               -           15,777
                                                        -----------   ------------  --------------  ---------------
      Cash and cash equivalents, end of  period       $      13,323 $            4$              -$          13,327
                                                        ===========   ============  ==============  ===============

                                                                   Three months ended September 30, 2001
                                                                               (in thousands)
                                                        -----------------------------------------------------------
                                                                        'Sullivan
                                                         O'Sullivan    Ondustries    onsolidating
                                                         Industries    IVirginia  - CAdjustments     Consolidated
                                                        -------------  -----------  --------------  ---------------
Net cash flows provided by operating activities:      $        12,429$       3,685$              -$          16,114
                                                        -------------  -----------  --------------  ---------------
Investing activities:
      Capital expenditures                                     (2,039)      (2,045)              -           (4,084)
      Repayment of loans to affiliates                          1,640            -          (1,640)               -
                                                        -------------  -----------  --------------  ---------------
           Net                                                   (399)      (2,045)         (1,640)          (4,084)
                                                        -------------  -----------  --------------  ---------------
Financing activities:
      Repayment of loans from affiliates                          237       (1,640)          1,640              237
      Repayment of borrowings                                  (5,886)           -               -           (5,886)
                                                        -------------  -----------  --------------  ---------------
           Net                                                 (5,649)      (1,640)          1,640           (5,649)
                                                        -------------  -----------  --------------  ---------------

Cash and cash equivalents:
      Net increase in cash and cash equivalents                 6,381            -               -            6,381
      Cash and cash equivalents, beginning of
           period                                               7,056            4               -            7,060
                                                        -------------  -----------  --------------  ---------------
      Cash and cash equivalents, end of period        $        13,437$           4$              -$          13,441
                                                        =============  ===========  ==============  ===============

Note 8--Income Taxes

         O'Sullivan is included in the consolidated federal income tax return filed by O'Sullivan Holdings.  In accordance with the intercompany tax allocation policy between O'Sullivan and O'Sullivan Holdings, O'Sullivan remits to O'Sullivan Holdings an amount equal to its current tax liability calculated as if O'Sullivan filed a separate tax return.

         O'Sullivan recorded no tax expense for the three months ended September 30, 2002 because of the valuation allowance recorded in the quarter ended March 31, 2002.  See Note 2.

Note 9--Related Party Transactions

         O'Sullivan entered into a management services agreement with Bruckmann, Rosser, Sherrill & Co., LLC
("BRS") for strategic and financial advisory services on November 30, 1999.  The fee for these services is the greater of (a) 1% of O'Sullivan's consolidated cash flow (as defined in the indenture related to the O'Sullivan
Industries senior subordinated notes) or (b) $300,000 per year.  Under the management services agreement, BRS can also receive reimbursement for expenses which are limited to $50,000 a year by the senior credit facility.

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

Note 10--Commitments and Contingencies

         Tax Sharing Agreement with RadioShack.  Future tax sharing agreement payments are contingent on taxable income.  See Note 2.  The maximum payments are fiscal 2003, including $3.1 million paid to O'Sullivan
Holdings pursuant to the tax sharing agreement in the three months ended September 30, 2002 - $11.0 million; fiscal
2004 - $9.9 million; fiscal 2005 - $10.5 million; fiscal 2006 - $11.3 million; and thereafter - $41.4 million.

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

         As a result of the lower sales levels, coupled with the revised accounting for the tax sharing agreement, our net income was $2.2 million for the first quarter of fiscal 2003 compared to a net loss of $1.0 million for the first quarter of fiscal 2002.  Even with the lower sales level, we were able to increase our operating income to $8.0 million in the first quarter of fiscal 2003 from $6.4 million in the first quarter of fiscal 2002.  Our earnings before interest, taxes, depreciation and amortization also increased to $11.2 million in fiscal 2003 from $9.8 million in the same period of fiscal 2002 due principally to lower raw material prices and reduced selling and administrative expenses.

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

         Under SFAS 109, we must determine if it is more likely than not that we will realize the net deferred tax asset as a reduction in our tax liabilities in the future.  SFAS 109 requires objective evidence to support the more likely than not conclusion.  The arbitration decision dramatically affected our liquidity, which reduced the amounts we could invest in sales efforts or cost improvements, as most free cash flow would now be used for O'Sullivan
Holdings' payments to RadioShack or to repay our indebtedness.  In addition, it became evident to us by March
2002 that the prolonged economic slowdown that started prior to September 11, 2001 was continuing.  This, coupled with the adverse effect on our liquidity of the settlement, caused us to lower our projections of future taxable income.
Accordingly, we projected our expected future taxable income utilizing operating performance we achieved in fiscal
2002 assuming our performance would be no better or worse over an extended period of time.  Such projections indicate that we would not have taxable income until 2009 when substantially all the tax benefit deductions had been taken.  At that point, the projections indicated that our net operating losses existing at that time would be utilized before they expire.  However, we currently have and expect to have taxable losses for a number of years in the future.  Projections over a long time are inherently uncertain, and we cannot provide objective evidence that our operations in 2009 and beyond will produce sufficient taxable income.  As a result, we provided a valuation allowance in our March 2002 quarter of $11.0 million against all of our net deferred tax assets with a corresponding charge to income tax expense.  Consistent with our prior accounting, both before and after the recapitalization and merger, we did not record any deferred tax assets related to future deductions from the step-up in basis or any future obligations to O'Sullivan Holdings related to the tax sharing agreement as they were still contingent upon our taxable income in the future.

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

         O'Sullivan Holdings' remaining maximum obligation to RadioShack was $109.1 million at March 31,
2002.  The obligation was reduced by subsequent payments and was $78.3 million and $81.4 million at
September 30, 2002 and June 30, 2002, respectively.  O'Sullivan Holdings currently believes that it is probable that future payments to RadioShack will be made.

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

                                                        Three months ended
                                                           September 30,
                                                    ---------------------------
                                                          (in thousands)
                                                         2002           2001
                                                      ----------     ----------
Interest expense on senior credit facility,
    industrial revenue bonds and senior
    subordinated notes                               $     5,876   $      6,342
Interest income                                              (52)           (85)
           Non-cash items:
Interest rate collar                                        (584)         1,201
Amortization of debt discount                                 90             80
Amortization of loan fees                                    393            393
                                                      ----------     ----------
Net interest expense                                 $     5,723   $      7,931
                                                      ==========     ==========

         Income Tax Provision (Benefit).  We recorded no tax expense for the first quarter of fiscal 2003 because of the valuation allowance we recorded in the quarter ended March 31, 2002.  See "RadioShack Arbitration and
Revised Accounting for Tax Sharing Agreement with RadioShack".

         Net Income (Loss).  Our net income was $2.2 million in the first quarter of fiscal 2003 compared to a net loss of $1.0 million in the first quarter of fiscal 2002 due to decreased tax expense, lower raw material costs, decreased selling and administrative expenses and lower interest expense.

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

         The following table reconciles net income (loss) to EBITDA for the three months ended September 30,
2002 and 2001.

                                                  Three months ended
                                                     September 30,
                                             -----------------------------
                                                    (in thousands)
                                                    2002           2001
                                                 -----------    ----------
Net income (loss)                               $      2,252   $    (1,021)
Income tax provision (benefit)                             -          (550)
Interest expense, net                                  5,723         7,931
                                                 -----------    ----------
Operating income                                       7,975         6,360
Depreciation and amortization                          3,264         3,421
                                                 -----------    ----------
EBITDA                                          $     11,239   $     9,781
                                                 ===========    ==========

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

         Working Capital.  As of September 30, 2002, cash and cash equivalents totaled $13.3 million.  Net working capital was $49.2 million at September 30, 2002 compared to $51.6 million at June 30, 2002.

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

     o     During the September 2002 quarter, we provided O'Sullivan Holdings $3.1 million to enable it to satisfy its obligation under the tax sharing agreement.

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

The reconciliation of consolidated indebtedness to recorded book value at September 30, 2002 is as follows:

                               onsolidated                    Original
                               ndebtedness                     Issue
                                                              Discount       Warrants
                              C                Current         Net of          Net of        Recorded
                              I                Portion       Accretion       Accretion      Book Value
                              -------------  -----------   --------------  -------------   ------------
                                                           (in thousands)
                                             ---           ---             --              --

                                             ---           ---             --              --
Term loan A                   $      24,583    $ (6,572)     $          -   $          -    $    18,011
Term loan B                          87,063      (1,923)                -              -         85,140
                                -----------     --------      -----------    -----------     ----------
Senior secured credit               111,646      (8,495)                -              -        103,151
Senior subordinated note            100,000            -      (1,633)            (2,926)         95,441
Industrial revenue bonds             10,000            -                -              -         10,000
                                -----------     --------      -----------    -----------     ----------
Total                         $     221,646    $ (8,495)     $(1,633)       $    (2,926)    $   208,592
                                ===========     ========      ===========    ===========     ==========

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

         The following table illustrates our contractual obligations due in the future:

                                                                           Payments Due by Period
                                                       ---------------------------------------------------------------
                                                                               (in thousands)
                                                           Less
                                                          than 12           12-36            36-60           After
       Contractual Obligations            Total           months            months          months          60 months
-------------------------------------  -----------     ------------      ------------     -----------     ------------
Long-term debt                       $     221,646   $        8,495    $       19,762   $      83,389   $      110,000
Tax benefit payments to
RadioShack(1)                               78,277           10,337            20,770          24,116           23,054
Capital lease obligations                        -                -                 -               -                -
Operating leases--unconditional               4,534            1,479             2,666             389                -
Other long-term obligations                    676              268               394              14                -
                                       -----------     ------------      ------------     -----------     ------------
Total contractual cash obligations   $     305,133   $       20,579    $       43,592   $     107,908   $      133,054
                                       ===========     ============      ============     ===========     ============

--------------------------------------------

(1) The timing and amounts of payments to RadioShack are contingent on actual taxable income adjusted to exclude the increased interest expense arising from the recapitalization and merger. The amounts in the table above represent the maximum amounts payable to RadioShack.

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

     o       In the second quarter of fiscal 2001, we recorded asset impairment charges, employee termination benefits and other exit costs totaling $10.5 million related to a business restructuring plan to reduce production capacity and operating expenses.  The restructuring plan included closing our Cedar City,
             Utah facility and a reduction in our staff at our Lamar, Missouri facility.  The asset impairment charges related to land, building and equipment located in Cedar City, Utah.  The land and building and a limited amount of equipment are still for sale.  If market conditions deteriorate further, additional write-
             downs on the land, building and equipment may be necessary.

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

See also the Risk Factors section in our amended annual report on Form 10-K/A for the year ended June 30, 2002.

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

                                                                         O'SULLIVAN INDUSTRIES, INC.

Date:   September 9, 2003                                 By:                  /s/ Richard D. Davidson
                                                                 --------------------------------------------------

                                                                                 Richard D. Davidson
                                                                                    President and
                                                                               Chief Executive Officer

                                                   CERTIFICATION

         I, Richard D. Davidson, certify that:

1.       I have reviewed this amended quarterly report on Form 10-Q/A (Amendment No. 1) of O'Sullivan
Industries, Inc.;

2.       Based on my knowledge, this quarterly report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Date:    September 9, 2003                                                     -----------------------------------------------------
         /s/ Richard D. Davidson
                                                                               Richard D. Davidson
                                                                      President and Chief Executive Officer

                                                   CERTIFICATION

         I, Phillip J. Pacey, certify that:

1.       I have reviewed this amended quarterly report on Form 10-Q/A (Amendment No. 1) of O'Sullivan
Industries, Inc.;

2.       Based on my knowledge, this quarterly report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Date:    September 9, 2003                                    -----------------------------------------------------
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

