Form 10-Q/A
period 2002-12-31
OSULLIVAN INDUSTRIES INC
filed 2003-09-10
CIK 1107978

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

------------------------------------------------------------------------------------------------------------------------

                                       The Index to Exhibits is on page 34.

                                                   Page 1 of 36

                                             Explanation of Amendment

         We are filing this amendment to our Quarterly Report on Form 10-Q for the quarter ended December 31,
2002 to restate the way we account for the tax sharing agreement between RadioShack Corporation and O'Sullivan
Holdings.

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

                                                      PART  I
Item 1.  Financial Statements.

                                    O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
                        (a wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                                       UNAUDITED CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except for share data)
                                                                                       December 31,       June 30,
                                       Assets                                              2002             2002
                                                                                     ----------------   ------------
                                                                                        (Restated)       (Restated)
Current assets:
      Cash and cash equivalents                                                       $         8,968    $    15,777
      Trade receivables, net of allowance for doubtful accounts
           of $4,414 and $4,101, respectively                                                  37,762         37,035
      Inventories, net                                                                         49,028         52,397
      Prepaid expenses and other current assets                                                 3,280          2,765
                                                                                        -------------   ------------
                Total current assets                                                           99,038        107,974

Property, plant and equipment, net                                                             76,188         79,144
Other assets                                                                                   18,020         18,944
Goodwill, net of accumulated amortization                                                      38,088         38,088
                                                                                        -------------   ------------
                      Total assets                                                    $       231,334    $   244,150
                                                                                        =============   ============

                        Liabilities and Stockholder's Deficit
Current liabilities:
      Accounts payable                                                                $         8,076    $    10,887
      Current portion of long-term debt                                                         4,749          4,430
      Accrued advertising                                                                      15,763         11,680
      Accrued liabilities                                                                      10,513         18,388
      Payable to parent - tax sharing agreement                                                 9,654         11,020
                                                                                        -------------     ----------
                Total current liabilities                                                      48,755         56,405

Long-term debt, less current portion                                                          207,495        213,452
Other liabilities                                                                               2,590          2,570
Payable to parent - tax sharing agreement                                                      65,525         70,354
Other payable to parent                                                                           865            181
                                                                                        -------------     ----------
                      Total liabilities                                                       325,230        342,962

Commitments and contingent liabilities (Notes 2, 4, 8, 9 and 10)

Stockholder's deficit:
      Common stock, $1.00 par value; 100 shares authorized issued and outstanding                   -              -
      Retained deficit                                                                        (93,530)       (98,507)
      Accumulated other comprehensive loss                                                       (366)          (305)
                                                                                        -------------   ------------
                Total stockholder's deficit                                                   (93,896)       (98,812)
                                                                                        -------------   ------------
                      Total liabilities and stockholder's deficit                     $       231,334    $   244,150
                                                                                        =============   ============
              The accompanying notes are an integral part of these consolidated financial statements.
                                                                                        =============   ============

                                    O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
                         (a wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                                   UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (in thousands)

                                                                 Three months ended              Six months ended
                                                                    December 31,                   December 31,
                                                             --------------------------       -----------------------
                                                                 2002          2001              2002         2001
                                                             ------------   -----------       -----------   ---------
                                                             (Restated)                       (Restated)
                                                             ------------
Net sales                                                  $       79,111 $      84,313     $     150,668 $   166,506
Cost of sales                                                      59,384        62,649           110,968     124,374
                                                             ------------   -----------       -----------   ---------

Gross profit                                                       19,727        21,664            39,700      42,132
                                                             ------------   -----------       -----------   ---------

Operating expenses:
      Selling, marketing and administrative                        11,538        13,130            23,536      27,238
                                                             ------------   -----------       -----------   ---------

Operating income                                                    8,189         8,534            16,164      14,894

Other income (expense):
      Interest expense                                             (5,506)       (6,184)          (11,281)    (14,200)
      Interest income                                                  42            69                94         154
                                                             ------------   -----------       -----------   ---------

Income before income tax provision                                  2,725         2,419             4,977         848
Income tax provision                                                    -           846                 -         296
                                                             ------------   -----------       -----------   ---------

Net income                                                 $        2,725 $       1,573     $       4,977 $       552
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

                                   O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
                       (a wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)

                                                                                            Six months ended
                                                                                              December 31,
                                                                                      ----------------------------
                                                                                          2002            2001
                                                                                      ------------    ------------
                                                                                       (Restated)
Cash flows provided by operating activities:
      Net income                                                                     $       4,977   $         552
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
           Depreciation and amortization                                                     6,572           7,029
           Amortization of debt issuance cost                                                  786             786
           Amortization of debt discount                                                       181             161
           Interest rate collar                                                             (1,308)            927
           Bad debt expense                                                                    579           1,017
           Loss on disposal of assets                                                           25             166
           Accrual of special payment on options to purchase Series A
             junior preferred stock                                                            599             524
Changes in assets and liabilities:
           Trade receivables                                                                (1,306)          3,070
           Inventories                                                                       3,369           5,483
           Other assets                                                                       (434)            356
           Accounts payable, accrued liabilities and other liabilities                      (6,815)          5,719
           Payable to parent - tax sharing agreement                                        (6,195)              -
                                                                                      ------------    ------------
Net cash provided by operating activities                                                    1,030          25,790
                                                                                      ------------    ------------

Cash flows used for investing activities:
      Capital expenditures                                                                  (2,704)         (5,942)
                                                                                      ------------    ------------

Cash flows used for financing activities:
      Repayment of borrowings                                                               (5,819)         (6,772)
      Advances on intercompany loans                                                           684             464
                                                                                      ------------    ------------
Net cash flows used by financing activities                                                 (5,135)         (6,308)

Net increase (decrease) in cash and cash equivalents                                        (6,809)         13,540
Cash and cash equivalents, beginning of period                                              15,777           7,060
                                                                                      ------------    ------------
Cash and cash equivalents, end of period                                             $       8,968   $      20,600
                                                                                      ============    ============

Non-cash investing activities:
      Capital expenditures included in accounts payable                              $       1,077   $         321
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

                                  O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
                      (a wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                     UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
                                   For the six months ended December 31, 2002
                                                 (in thousands)

                                                              Accumulated
                                                                 other               Total
                                              Retained       comprehensive       stockholder's    Comprehensive
                                               deficit            loss              deficit       income (loss)
                                           ---------------  ----------------    ---------------  ---------------

                                         -----------------------------------

                                           ---------------  ----------------    --------------- ----------------

Balance, June 30, 2002 (Restated)        $         (98,507)$            (305) $         (98,812)
        Net income (Restated)                        4,977                                4,977 $          4,977
        Other comprehensive loss                                         (61)               (61)             (61)
                                           ---------------  ----------------    ---------------  ---------------
Balance, December 31, 2002 (Restated)    $         (93,530)$            (366) $         (93,896)$          4,916
                                           ===============  ================    ===============  ===============

                                           ===============  ================    ===============  ===============
            The accompanying notes are an integral part of these consolidated financial statements.
                                           ===============  ================    ===============  ===============

                                           O'SULLIVAN  INDUSTRIES,  INC.
                        (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                                 December 31, 2002

Note 1--Basis of Presentation

         The unaudited consolidated financial statements of O'Sullivan Industries, Inc. and subsidiaries
("O'Sullivan"), a wholly owned subsidiary of O'Sullivan Industries Holdings, Inc. ("O'Sullivan Holdings"),
included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The financial statements should be read in conjunction with the audited financial statements and notes thereto included in O'Sullivan's amended Annual Report on Form 10-K/A for the fiscal year ended
June 30, 2002.  The interim results are not necessarily indicative of the results that may be expected for a full year.

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

         O'Sullivan Holdings' remaining maximum obligation to RadioShack was $109.1 million at March 31,
2002.  The obligation was reduced by subsequent payments and was $75.2 million and $81.4 million at December
31, 2002 and June 30, 2002, respectively.  O'Sullivan Holdings currently believes that it is probable that future payments to RadioShack will be made.

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

         The impact of the restatement on the consolidated statements of operations and consolidated balance sheets is presented below.  The amounts previously reported are derived from O'Sullivan's original quarterly report on Form 10-Q for the quarter ended December 31, 2002 filed February 14, 2003.

                                           For the three months ended       For the six months ended
                                               December 31, 2002                December 31, 2002
                                          ----------------------------   -------------------------------
                                             Amounts                        Amounts
                                           previously                      previously
                                            reported     As restated        reported       As restated
                                          ------------- --------------   --------------  ---------------
                                                 (in thousands)                  (in thousands)
                                                        ---                              ---
Consolidated statement of operations:

     Income before income tax provision   $       2,725  $       2,725   $        4,977   $        4,977
     Income tax provision                         3,098              -            6,195                -
     Net income (loss)                             (373)         2,725           (1,218)           4,977

                                                December 31, 2002                 June 30, 2002
                                          -----------------------------  -------------------------------
                                             Amounts                        Amounts
                                           previously                      previously
                                            reported       As restated      reported       As restated
                                          -------------   -------------  --------------  ---------------
                                                 (in thousands)                  (in thousands)
                                                          --                             ---
Consolidated balance sheets:

     Total assets                         $     231,334    $    231,334   $     244,150    $     244,150
     Payable to parent-tax sharing
         agreement                                    -          75,179               -           81,374
     Total liabilities                          250,051         325,230         261,588          342,962
     Retained deficit                            18,351          93,530          17,133           98,507
     Total stockholder's deficit                 18,717          93,896          17,438           98,812

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
For the six months ended December 31, 2002 and December 31, 2001, O'Sullivan recognized additional (reduced)
interest expense associated with the interest rate collar of $(1.3 million) and $927,000, respectively.  To terminate this contract at December 31, 2002 and June 30, 2002, O'Sullivan would have been required to pay the counter-
party approximately $783,000 and $2.1 million, respectively.  The fair value of the interest rate collar is included in accrued liabilities in the accompanying consolidated balance sheets.

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

         In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This pronouncement, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.  O'Sullivan adopted this pronouncement effective July 1, 2002.
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

Note 6--Inventory

         Inventory, net, consists of the following:

                      December 31, 2002     June 30, 2002
                     -------------------- ------------------
                                  (in thousands)
                                          --
Finished goods       $             34,219 $           39,199
Work in process                     5,211              5,158
Raw materials                       9,598              8,040
                       ------------------   ----------------
                     $             49,028 $           52,397
                       ==================   ================

Note 7-Condensed Consolidating Financial Information

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

                                                            Three months ended December 31, 2002
                                                                       (in thousands)
                                              ----------------------------------------------------------------
                                                             O'Sullivan
                                               O'Sullivan    ndustries -     Consolidating
                                               Industries   I Virginia        Adjustments      Consolidated
                                              ------------  -------------   ---------------  -----------------
                                               (Restated)    (Restated)       (Restated)        (Restated)
Net sales                                   $       56,265$        22,846 $               -$            79,111
Cost of sales                                       41,027         18,357                 -             59,384
                                              ------------  -------------   ---------------  -----------------

Gross profit                                        15,238          4,489                 -             19,727

Operating expenses:
        Selling, marketing and administrative        9,459          2,079                 -             11,538
                                              ------------  -------------   ---------------  -----------------

Op
Operating income                                     5,779          2,410                 -              8,189
Other income (expense):
        Interest expense                            (5,378)          (128)                -             (5,506)
        Interest income                                 42              -                 -                 42
                                              ------------  -------------   ---------------  -----------------

Income before income tax provision                     443          2,282                 -              2,725
Income tax provision                                     -              -                 -                  -
                                              ------------  -------------   ---------------  -----------------

Net income                                  $          443$         2,282 $               -$             2,725
                                              ============  =============   ===============  =================

                                                              Three months ended December 31, 2001
                                                                         (in thousands)
                                                ----------------------------------------------------------------
                                                                O'Sullivan
                                                 O'Sullivan    Industries -    Consolidating
                                                 Industries      Virginia       Adjustments       Consolidated
                                                ------------  --------------  ---------------   ----------------

Net sales                                     $       58,087 $        26,226 $              -  $          84,313
Cost of sales                                         42,940          19,709                -             62,649
                                                ------------  --------------  ---------------   ----------------

Gross profit                                          15,147           6,517                -             21,664

Operating expenses:

        Selling, marketing and administrative          9,566           3,564                -             13,130
                                                ------------  --------------  ---------------   ----------------

Op
Operating income                                       5,581           2,953                -              8,534
Other income (expense):
        Interest expense                              (6,035)           (149)               -             (6,184)
        Interest income                                   69               -                -                 69
                                                ------------  --------------  ---------------   ----------------

Income (loss) before income tax provision               (385)          2,804                -              2,419
Income tax provision (benefit)                          (135)            981                -                846
                                                ------------  --------------  ---------------   ----------------
Net income (loss)                             $         (250)$         1,823 $              -  $           1,573

                                                ============  ==============  ===============   ================

                                                             Six months ended December 31,2002
                                                                       (in thousands)
                                              ----------------------------------------------------------------
                                                             O'Sullivan
                                               O'Sullivan    ndustries -    Consolidating
                                               Industries   I Virginia       Adjustments       Consolidated
                                              ------------  -------------  ----------------  -----------------
                                               (Restated)    (Restated)       (Restated)        (Restated)
Net sales                                   $ 108,613     $        42,055$                -$           150,668
Cost of sales                                       78,038         32,930                 -            110,968
                                              ------------  -------------  ----------------  -----------------

Gross profit                                        30,575          9,125                 -             39,700

Operating expenses:
        Selling, marketing and administrative       19,498          4,038                 -             23,536
                                              ------------  -------------  ----------------  -----------------

Operating income                                    11,077          5,087                               16,164
Other income (expense):
        Interest expense                           (11,022)          (259)                -            (11,281)
        Interest income                                 94              -                 -                 94
                                              ------------  -------------  ----------------  -----------------

Income before income tax provision                     149          4,828                 -              4,977
Income tax provision                                     -              -                 -                  -
                                              ------------  -------------  ----------------  -----------------
Net income                                  $          149$         4,828$                -$             4,977

                                              ============  =============  ================  =================

                                                                  Six months ended December 31, 2001
                                                                             (in thousands)
                                                    ---------------------------------------------------------------
                                                                    O'Sullivan
                                                     O'Sullivan    Industries -    Consolidating
                                                     Industries      Virginia       Adjustments      Consolidated
                                                    ------------  --------------  ---------------  ----------------

Net sales                                         $      117,425$         49,081$               -$          166,506
Cost of sales                                             88,175          36,199                -           124,374
                                                    ------------  --------------  ---------------  ----------------
Gross profit                                              29,250          12,882                -            42,132

Operating expenses:
        Selling, marketing and administrative             19,763           7,475                -            27,238
                                                    ------------  --------------  ---------------  ----------------

Op
Operating income                                           9,487           5,407                -            14,894

Other income (expense):
        Interest expense                                 (13,885)           (315)               -           (14,200)
        Interest income                                      154               -                -               154
                                                    ------------  --------------  ---------------  ----------------

Income (loss) before income tax provision                 (4,244)          5,092                -               848
Income tax provision (benefit)                            (1,484)          1,780                -               296
                                                    ------------  --------------  ---------------  ----------------

Net income (loss)                                 $       (2,760$          3,312$               -$              552
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

Condensed Consolidating Balance Sheets

                                                                      December 31, 2002
                                                                        (in thousands)
                                               ----------------------------------------------------------------
                                                               O'Sullivan
                                                O'Sullivan     ndustries -   Consolidating
                                                Industries    I Virginia      Adjustments        Consolidated
                                               -------------  ------------- ----------------   ----------------
                                                (Restated)     (Restated)      (Restated)         (Restated)
ASSETS:
        Current assets                        $       85,421 $       13,617$               -  $          99,038
        Property, plant and equipment, net            43,064         33,124                -             76,188
        Other assets                                  17,920            100                -             18,020
        Investment in subsidiaries                    28,684              -          (28,684)                 -
        Goodwill                                      38,088              -                -             38,088
        Receivable from parent                             -         27,884          (27,884)                 -
                                               -------------  ------------- ----------------   ----------------
           Total assets                       $      213,177 $       74,725$         (56,568) $         231,334
                                               =============  ============= ================   ================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
        Current liabilities                   $       27,509 $       21,246$               -  $          48,755
        Long-term debt                               197,495         10,000                -            207,495
        Other liabilities                              2,590              -                -              2,590
        Payable to parent - tax sharing agreement     50,730         14,795                -             65,525
        Other payable to parent                       28,749              -          (27,884)               865
        Stockholder's equity (deficit)               (93,896)        28,684          (28,684)           (93,896)
                                               -------------  ------------- ----------------   ----------------
           Total liabilities and stockholder's$      213,177 $       74,725$         (56,568) $         231,334
               equity (deficit)
                                               =============  ============= ================   ================

                                                                         June 30, 2002
                                                                         (in thousands)
                                                ----------------------------------------------------------------
                                                                O'Sullivan
                                                 O'Sullivan    Industries -    Consolidating
                                                 Industries      Virginia       Adjustments      Consolidated
                                                ------------- --------------  ---------------  -----------------
                                                 (Restated)     (Restated)      (Restated)        (Restated)
ASSETS:
        Current assets                         $       92,556$        15,418 $              - $          107,974
        Property, plant and equipment, net             45,049         34,095                -             79,144
        Other assets                                   18,842            102                -             18,944
        Investment in subsidiaries                     23,856              -          (23,856)                 -
        Goodwill                                       38,088              -                -             38,088
        Receivable from parent                              -         19,948          (19,948)                 -
                                                ------------- --------------  ---------------  -----------------
           Total assets                        $      218,391$        69,563 $        (43,804)$          244,150
                                                ============= ==============  ===============  =================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
        Current liabilities                    $       35,493$        20,912 $              - $           56,405
        Long-term debt                                203,452         10,000                -            213,452
        Other liabilities                               2,570              -                -              2,570
        Payable to parent - tax sharing agreement      55,559         14,795                -             70,354
        Other payable to parent                        20,129              -          (19,948)               181
        Stockholder's equity (deficit)                (98,812)        23,856          (23,856)           (98,812)
                                                ------------- --------------  ---------------  -----------------
           Total liabilities and stockholder's $      218,391$        69,563 $        (43,804)$          244,150
                equity (deficit)
                                                ============= ==============  ===============  =================

Condensed Consolidating Statements of Cash Flows

                                                                  Six months ended December 31, 2002
                                                                             (in thousands)
                                                    ---------------------------------------------------------------
                                                                    O'Sullivan     onsolidating
                                                     O'Sullivan     ndustries -    Adjustments
                                                     Industries    I Virginia     C                 Consolidated
                                                    -------------  -------------  --------------  -----------------
                                                     (Restated)     (Restated)      (Restated)       (Restated)
Net cash flows provided (used) by operating
        activities                                $        (7,877$         8,907$              -$             1,030
                                                    -------------  -------------  --------------  -----------------
Investing activities:
        Capital expenditures                               (1,733)          (971)              -             (2,704)
        Repayment of intercompany payable                   7,936              -          (7,936)                 -
                                                    -------------  -------------  --------------  -----------------
           Net                                              6,203           (971)         (7,936)            (2,704)
                                                    -------------  -------------  --------------  -----------------
Financing activities:
        Advances on intercompany payable                      684         (7,936)          7,936                684
        Repayment of borrowings                            (5,819)             -               -             (5,819)
                                                    -------------  -------------  --------------  -----------------
           Net                                             (5,135)        (7,936)          7,936             (5,135)
                                                    -------------  -------------  --------------  -----------------

Cash and cash equivalents:
        Net decrease in cash and cash equivalents          (6,809)             -               -             (6,809)
        Cash and cash equivalents, beginning of
           period                                          15,773              4               -             15,777
                                                    -------------  -------------  --------------  -----------------
        Cash and cash equivalents, end of period  $         8,964$             4$              -$             8,968
                                                    =============  =============  ==============  =================

                                                                  Six months ended December 31, 2001
                                                                            (in thousands)
                                                   ----------------------------------------------------------------
                                                                  O'Sullivan
                                                    O'Sullivan    ndustries -    Consolidating
                                                    Industries   I Virginia       Adjustments       Consolidated
                                                   ------------  ------------   ---------------  ------------------
Net cash flows provided by operating activities   $      17,400$        8,390 $               -$             25,790
                                                   ------------  ------------   ---------------  ------------------
Investing activities:
        Capital expenditures                             (3,446)       (2,496)                -              (5,942)
        Repayment of intercompany payable                 5,894             -            (5,894)                  -
                                                   ------------  ------------   ---------------  ------------------
           Net                                            2,448        (2,496)           (5,894)             (5,942)
                                                   ------------  ------------   ---------------  ------------------

Op
Financing activities:
        Advances on intercompany payable                    464        (5,894)            5,894                 464
        Repayment of borrowings                          (6,772)            -                 -              (6,772)
                                                   ------------  ------------   ---------------  ------------------
           Net                                           (6,308)       (5,894)            5,894              (6,308)
                                                   ------------  ------------   ---------------  ------------------

Cash and cash equivalents:
        Net increase in cash and cash
           equivalents                                   13,540             -                 -              13,540
        Cash and cash equivalents, beginning of
           period                                         7,056             4                 -               7,060
                                                   ------------  ------------   ---------------  ------------------
        Cash and cash equivalents, end of  period $      20,596$            4 $               -$             20,600
                                                   ============  ============   ===============  ==================

Note 8--Income Taxes

         O'Sullivan is included in the consolidated federal income tax return filed by O'Sullivan Holdings.  In accordance with the intercompany tax allocation policy between O'Sullivan and O'Sullivan Holdings, O'Sullivan remits to O'Sullivan
Holdings an amount equal to its current tax liability calculated as if O'Sullivan filed a separate tax return.

         O'Sullivan recorded no tax expense for the three months and six months ended December 31, 2002 because of the valuation allowance recorded in the quarter ended March 31, 2002.  See Note 2.

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

Note 10--Commitments and Contingencies

         Tax Sharing Agreement with RadioShack.  Future tax sharing agreement payments are contingent on taxable income.  See Note 7.  The maximum payments are fiscal 2003, including $6.2 million paid to O'Sullivan Holdings pursuant to the tax sharing agreement in the six months ended December 31, 2002-- $11.0 million; fiscal 2004-- $9.9 million; fiscal 2005-- $10.5 million; fiscal 2006-- $11.3 million; and thereafter-- $41.4 million.

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

        o         increasing competition from imported furniture, particularly from China;

        o         the slowdown of economic growth and consumer spending in the United States;

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

         As a result of the lower sales levels, coupled with the revised accounting for the tax sharing agreement, our net income was $2.7 million for the second quarter of fiscal 2003 compared with net income of $1.6 million for the second quarter of fiscal 2002.  For the first half of fiscal 2003, our net income was $5.0 million compared to a net income of
$552,000 for the first half of fiscal 2002.  Operating income declined to $8.2 million in the second quarter for fiscal 2003 from $8.5 million in fiscal 2002. For the first half of fiscal 2003, our operating income was $16.2 million, compared with $14.9 million in the first half of fiscal 2002.

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
The obligation was reduced by subsequent payments and was $75.2 million and $81.4 million at December 31, 2002 and
June 30, 2002, respectively.  O'Sullivan Holdings currently believes that it is probable that future payments to
RadioShack will be made.

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

                                            Three months ended            Six months ended
                                               December 31,                 December 31,
                                        --------------------------   --------------------------
                                              (in thousands)               (in thousands)
                                             2002          2001           2002          2001
                                          ----------    ----------     ----------    ----------
Interest expense on senior credit
        facility, industrial revenue bon $
        and senior subordinated notes   ds     5,746  $      5,983   $     11,622  $     12,326
Interest income                                  (42)          (69)           (94)         (154)
           Non-cash items:
Interest rate collar                            (724)         (274)        (1,308)          927
Amortization of debt discount                     91            82            181           161
Amortization of loan fees                        393           393            786           786
                                          ----------    ----------     ----------    ----------
Net interest expense                     $     5,464  $      6,115   $     11,187  $     14,046
                                          ==========    ==========     ==========    ==========

             Income Tax Provision. We recorded no tax expense for the first or second quarters of fiscal 2003 because of the valuation allowance recorded in the quarter ended March 31, 2002.  See "RadioShack Arbitration and Revised
Accounting for Tax Sharing Agreement with RadioShack".

             Net Income (Loss).  Our net income increased from $1.6 million in the second quarter of fiscal 2002 to $2.7 million in fiscal 2003 due to decreased tax expense, lower material prices, lower selling, marketing and administrative expenses and lower interest expense.  Our net income of $5.0 million was up $4.5 million from income of $552,000 in the first half of fiscal 2003 due to decreased tax expense, lower raw material costs, decreased selling and administrative expenses and lower interest expense.

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

             The following table reconciles net income to EBITDA for the three months and six months ended
December 31, 2002 and 2001.

                                                  Three months ended                Six months ended
                                                     December 31,                     December 31,
                                             -----------------------------     ---------------------------
                                                    (in thousands)                   (in thousands)
                                                    2002           2001             2002           2001
                                                 -----------    ----------       ----------     ----------
Net income                                      $      2,725   $     1,573     $      4,977   $        552
Income tax provision                                       -           846                -            296
Interest expense, net                                  5,464         6,115           11,187         14,046
                                                 -----------    ----------     ------------     ----------
Operating income                                       8,189         8,534           16,164         14,894
Depreciation and amortization                          3,308         3,608            6,572          7,029
                                                 -----------    ----------       -------------------------
EBITDA                                          $     11,497   $    12,142     $     22,736   $     21,923
                                                 ===========    ==========       ==========     ==========

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

             Working Capital.  As of December 31, 2002, cash and cash equivalents totaled $9.0 million.  Net working capital was $50.3 million at December 31, 2002 compared to $51.6 million at June 30, 2002.

             Operating Activities.  Net cash provided by operating activities for the six months ended December 31, 2002 was $1.0 million compared to net cash provided of $25.8 million for the six months ended December 31, 2001.  Cash flow from operations decreased year-over-year for the following reasons.

        o      Accounts payable increased $1.2 million during the first half of fiscal 2002 and declined $2.8 million during the first half of fiscal 2003.  The change was due to differences in the timing of plant shutdowns in the two years and to lower operating levels in fiscal 2003.

        o      Profit sharing and incentive compensation payments during the first half of fiscal 2003 were approximately
               $3.0 million higher than in the first half of fiscal 2002 because of the respective prior year financial results.
               Changes in the accrued balances for profit sharing and incentive compensation decreased the cash provided by operations an additional $730,000 in fiscal 2002 compared to fiscal 2003.

        o      Trade receivables increased in fiscal 2003, reducing cash by $1.3 million, compared with a decrease of
               $3.1 million that provided cash in fiscal 2002.  The fiscal 2003 receivables increase was due to higher sales levels in December 2002 compared to June 2002 sales.

        o      Increases in accrued advertising provided net cash of $4.1 million in fiscal 2003 compared to $5.7 million during fiscal 2002.  The decrease this year was due to lower sales and associated decreases in vendor incentive programs.  In addition, a particular customer changed its pattern of claiming certain incentives, lowering accrued advertising.

        o      In fiscal 2003, decreases in inventories provided $3.4 million of cash, compared with  $5.5 million in fiscal
               2002.

        o      During the first half of fiscal 2003, we provided O'Sullivan Holdings $6.2 million to enable it to satisfy its obligation under the tax sharing agreement.

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

        o    $106.7 million in a senior secured credit facility consisting of a five year $20.9 million term loan A, a seven and one-half year $85.8 million term loan B and a $40.0 million revolving line of credit, with no borrowings at December 31, 2002.  The current portion of these term loans was approximately $4.7 million at December
             31, 2002.  The revolving line of credit has a $15.0 million sub-limit for letters of credit, of which we are currently utilizing approximately $13.8 million.

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

The reconciliation of consolidated indebtedness to recorded book value at December 31, 2002 is as follows:

                               onsolidated                    Original
                               ndebtedness                     Issue
                                                              Discount       Warrants
                              C                Current         Net of          Net of        Recorded
                              I                Portion       Accretion       Accretion      Book Value
                              -------------  -----------   --------------  -------------   ------------
                                                           (in thousands)
                                             ---           ---             --              --

                                             ---           ---             --              --
Term loan A                   $      20,917    $ (3,874)     $          -   $          -    $    17,043
Term loan B                          85,796        (875)                -              -         84,921
                                -----------     --------      -----------    -----------     ----------
Senior secured credit               106,713      (4,749)                -              -        101,964
Senior subordinated note            100,000            -          (1,601)        (2,868)         95,531
Industrial revenue bonds             10,000            -                -              -         10,000
                                -----------     --------      -----------    -----------     ----------
Total                         $     216,713    $ (4,749)     $    (1,601)   $    (2,868)    $   207,495
                                ===========     ========      ===========    ===========     ==========

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

        o    Our consolidated leverage ratio must be less than 4.25.  The ratio at December 31, 2002 was 3.83.  At June
             30, 2003, our consolidated leverage ratio must be less than 4.00.

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

             The following table illustrates our contractual obligations due in the future:

                                                                           Payments Due by Period
                                                       ---------------------------------------------------------------
                                                                               (in thousands)
                                                           Less
                                                          than 12           12-36            36-60           After
       Contractual Obligations            Total           months            months          months          60 months
-------------------------------------  -----------     ------------      ------------     -----------     ------------
Long-term debt                       $     216,713   $        4,749    $       18,794   $      83,170   $      110,000
Tax benefit payments to
RadioShack(1)                               75,179            9,654            21,073          24,632           19,820
Capital lease obligations                        -                -                 -               -                -
Operating leases--unconditional               4,224            1,830             2,273             121                -
Other long-term obligations                    558              200               358               -                -
                                       -----------     ------------      ------------     -----------     ------------
Total contractual cash obligations   $     296,674   $       16,433    $       42,498   $     107,293   $      129,820
                                       ===========     ============      ============     ===========     ============

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

             All subsequent written and oral forward-looking statements attributable to O'Sullivan or any person acting on our behalf are qualified by the cautionary statements in this section.  We will have no obligation to revise these forward-
looking statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Messrs. Charles A. Carroll, Richard D. Davidson, Daniel F. O'Sullivan and Harold O. Rosser were re-elected as directors as of November 14, 2002.  We did not solicit proxies.  Each director received 100 votes; no votes were withheld.

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

Date:        September 9, 2003                                                   /s/ Richard D. Davidson
                                                                                -----------------------------------------------------

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

Date:        September 9, 2003                                                    /s/ Phillip J. Pacey
                                                                               -----------------------------------------------------
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
     99.1     Certificate of chief executive officer under Section 906 of the Sarbanes-Oxley Act of
              2002                                                                                          35
     99.2     Certificate of chief financial officer under Section 906 of the Sarbanes-Oxley Act of 2002    36

