Form 10-K
period 2003-06-30
OSULLIVAN INDUSTRIES INC
filed 2003-09-29
CIK 1107978

                  -------------------------------------------------------------------------------------------------------------------
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     Form 10-K
  (Mark One)
         [X]               ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                                        SECURITIES  EXCHANGE  ACT  OF  1934
For the fiscal year ended June 30, 2003
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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Securities Exchange Act
of 1934 Rule 12b-2).  Yes  [  ]      No  [X]

         As of August 20, 2003, 100 shares of common stock, par value $1.00 per share, of O'Sullivan Industries,
Inc. were outstanding and held by O'Sullivan Industries Holdings, Inc.

-------------------------------------------------------------------------------------------------------------------

                                     The Index to Exhibits begins on page 74.

                                                   Page 1 of 81

                                                      PART I

Item 1.  Business.

History and Overview

         O'Sullivan Industries, Inc., a Delaware corporation, is a leading designer, manufacturer and distributor of ready-to-assemble furniture in the United States.  O'Sullivan Industries, Inc. was founded in 1954 by Thomas M.
O'Sullivan, Sr. and was acquired by Tandy Corporation in 1983. In 1993, Tandy transferred O'Sullivan Industries to its subsidiary TE Electronics Inc.  In February 1994, TE Electronics Inc. transferred O'Sullivan to O'Sullivan
Industries Holdings, Inc. in exchange for O'Sullivan Holdings common stock and O'Sullivan Holdings' obligations under the tax sharing agreement.  TE Electronics Inc. then sold its shares of O'Sullivan Holdings stock in a public offering.  On November 30, 1999, O'Sullivan Holdings completed a recapitalization and merger through which the outstanding stock of O'Sullivan Holdings was purchased by BRS, 34 members of our management and an affiliate of a former director.  O'Sullivan Industries Holdings, Inc. is a holding company with no material operations.  O'Sullivan
Industries, Inc. owns all of the capital stock of O'Sullivan Industries - Virginia, Inc., a Virginia corporation, and
O'Sullivan Furniture Factory Outlet, Inc., a Missouri corporation.

         Our products provide the consumer with high quality, value and easy-to-assemble furniture and comprise a broad range of product offerings, including desks, computer workcenters, entertainment centers, television and audio stands, bookcases, storage units and cabinets.  In calendar year 2002, we were the second-largest manufacturer of
RTA furniture in the U.S., and our estimated share of RTA furniture sales was approximately 17%.  For the fiscal year ended June 30, 2003, we had net sales of $289.2 million.

         We distribute our products primarily through multi-store retail chains, including office superstores, discount mass merchants, home centers and consumer electronic superstores.  Our largest retail customers include OfficeMax,
Office Depot, Wal-Mart, Lowe's and Staples.  We service our customers from two modern manufacturing and distribution facilities totaling approximately 1.8 million square feet, located in Lamar, Missouri and South Boston,
Virginia.  Our manufacturing facilities are equipped with highly automated manufacturing processes which enhance our efficiency and flexibility.  Our production capabilities enable us to optimally serve our customers and profitably pursue the most attractive categories of the RTA furniture market.

         O'Sullivan Industries Holdings, Inc. is dependent on O'Sullivan Industries, Inc., to fund the interest cost on
$22.2 million of debt, including accrued interest, and dividends on mandatorily redeemable senior preferred stock
(liquidation value plus accumulated dividends totaling $37.4 million at June 30, 2003).

         References to the words "O'Sullivan," "we," "our" and "us" refer to O'Sullivan Industries, Inc., and its subsidiaries.  References to "O'Sullivan Holdings" refer to O'Sullivan Industries Holdings, Inc. only.  References to
"O'Sullivan Industries" refer to O'Sullivan Industries, Inc. and its subsidiaries.  References to "O'Sullivan Industries -
Virginia" refer to O'Sullivan Industries - Virginia, Inc.

         We engage in one industry segment:  the design, manufacture and sale of ready-to-assemble, or RTA, furniture.

Industry Overview

         The RTA furniture industry is a segment of the broader residential wood furniture industry with retail sales of approximately $15 billion per year.  In 2002, RTA furniture retail sales totaled approximately $3.3 billion.  RTA furniture encompasses a broad range of furniture products including desks, computer workcenters, entertainment centers, television and audio stands, bookcases, cabinets and living room and bedroom furniture.  RTA furniture is sold through a broad array of distribution channels, including discount mass merchants, office superstores, consumer electronic superstores, home centers, and national department stores.  The majority of RTA furniture sales are made through discount mass merchants such as Wal-Mart, Target and Kmart and office superstores such as Office Depot,

OfficeMax and Staples.  Although a large number of companies manufacture RTA furniture, the RTA furniture industry is relatively concentrated with the top five North American RTA furniture manufacturers accounting for an estimated 70% of U.S. RTA furniture retail sales in 2002.

         The RTA furniture industry experienced significant growth in the mid to late 1990s.  According to
HomeWorld Business, the compounded annual growth rate of RTA furniture retail sales from 1995 to 2000 was approximately 8%.  Since 2000, the RTA furniture industry has declined in line with the broader furniture market, largely as a result of the closure of several significant retailers, a reduction in the demand for home office furniture due to a slowdown in demand for personal computers and increased competition from imported products.  In response to these industry challenges, we have recently expanded into new furniture categories, such as home storage and organization.  The home storage and organization market includes product offerings such as closet shelving systems, garage storage and workshop storage.  Annual retail sales for the home storage and organization market were estimated at approximately $5 billion for calendar 2000.  We have also increased our presence in the commercial office furniture industry.  The commercial office furniture market includes furniture used in commercial offices such as panel and modular systems, seating, storage units, files, tables and desks in wood and other materials, such as steel and glass.  The commercial office furniture market is significantly larger than the RTA furniture market with wholesale sales estimated at approximately $9 billion in calendar 2002.

Competitive Strengths

         We believe that we benefit from the following competitive strengths:

         Leader in RTA Furniture Market.  We are the second-largest RTA furniture manufacturer in the U.S., a position that we have held for the last three years.  In calendar year 2002, our estimated share of the RTA furniture market was approximately 17%.  Our experience in the design and manufacturing of innovative and high quality
RTA furniture helps us to maintain a leading position in the markets we serve.  Additionally, our size and ability to offer our products across the country enable us to satisfy the substantial national purchasing requirements of the largest retailers in the U.S.

         Superior Product Design and Innovation.  We believe that we are recognized as a leader in product design and innovation in the RTA furniture industry.  Over the past five years, we have received awards of distinction from the American Society of Furniture Designers and from Design Journal magazine.  We have a dedicated design group that enables us to adapt to the changing demands of our customer base and to develop over 150 new products annually.  Our leading design capabilities allow us to continually offer an innovative portfolio of RTA furniture products to our customers, such as our patent pending Digital DockTM computer desk design, which allows easy access to disk drives and USB ports, and our patent pending design for a plasma TV stand.

         Well-established Customer Relationships.  We have well-established relationships with many of the largest retailers in the U.S.  Our customer base includes leading retailers such as OfficeMax, Office Depot, Staples, Wal-
Mart, Lowe's and Best Buy.  We believe our broad and innovative product offerings, along with our flexible manufacturing and distribution capabilities, enable us to maintain strong relationships with these leading RTA furniture retailers.  The average age of our relationship with our top ten customers is approximately 14 years.

         Low Cost and Flexible Manufacturing Technology and Operations.  We believe that we are one of the lowest cost manufacturers in the RTA furniture industry in the U.S.  Our modern manufacturing facilities and manufacturing processes are highly automated, enabling us to operate efficiently and at high speeds.  In addition, we are able to manufacture parts for different types of furniture over the same equipment which provides production scheduling flexibility and allows us to optimize the utilization of our plants.  These manufacturing capabilities reduce our dependency on any single market, enabling us to pursue the most attractive markets of the RTA furniture industry, including the home storage and organization and commercial office markets.

         Experienced Management Team with Significant Equity Ownership.  Our executive officers have an average of 19 years of experience in the RTA furniture industry.  Our Chief Executive Officer, Richard Davidson,

has over 30 years of experience in the consumer products industry.  Members of our senior management own approximately 27% of the outstanding common stock of O'Sullivan Holdings, aligning management's interests with our performance.

Business Strategy

         Our principal business strategies include the following:

         Continue to Solidify our Existing Relationships with Customers.  We will derive the majority of our revenue from our existing customers.  We will continue to provide these customers with new, innovative products at competitive prices.  We intend to continue to work with our major customers to design and manufacture products that meet their particular requirements, as well as present new concepts for their consideration.  Additionally, we will proactively respond to their changing buying initiatives to maintain or increase our market share.

         Capitalize on our Expertise in Design and Production.  We will leverage our position as a leader in the
RTA furniture market and our existing skillset to capitalize on opportunities for RTA furniture manufacturers.

     o     Offer New Product Categories through Existing Distribution Channels.  Retailers who have traditionally embraced RTA furniture, including discount mass merchants and home centers, have become aware of the growth in the bedroom, kitchen, bath and home organization markets.  The recent focus on these growing markets creates an opportunity for new product development and innovation, which we believe can invigorate sales of existing retail space.  We have directed personnel, resources and marketing to these markets and have already placed these types of products with several retailers.

     o     Pursue Opportunities in Home Storage and Organization.  While we continue to support our current markets, we have also begun taking advantage of opportunities outside traditional furniture that exist in our current retail base.  Home storage and organization is a larger market than our core RTA furniture business, and is growing at a much faster rate.  While this market includes many opportunities such as closet storage, workshop storage and utility shelving and storage, it is the relatively untapped garage storage category that we believe presents one of the largest unmet consumer needs.  We are aggressively pursuing this opportunity from both a product development and brand marketing perspective.  To this end, we are currently manufacturing a new line of home storage products under the Coleman(R)brand pursuant to a license agreement.

     o     Target the Small and Medium-Sized Commercial Office Market.  Increasingly, small and medium-sized businesses are joining home office consumers in choosing to purchase their office supply and furniture needs from office superstores and national discount mass merchants instead of locally-owned furniture outlets.  The commercial office furniture market for the small and medium-sized business segment is at least three times the size of the home office furniture market.  We currently serve all three national office superstores and are able to design, produce and install products for small and medium-sized businesses.
           In order to capitalize on this opportunity, we have focused our successful Intelligent Designs(R)brand, as well as our personnel, on providing comprehensive and affordable commercial office furniture solutions for this market.

         Continue to Focus on Low-Cost Production and Efficiency of Operations.  We continually endeavor to reduce the cost of our products without sacrificing quality.  We work with our existing and new vendors to secure the most favorable pricing for our raw materials and components.  For example, we have increased our sourcing of hardware from overseas in recent years.  We also continually analyze our products to determine if there are changes we can make to the design, manufacture or packaging of a product to reduce its cost without compromising quality.
Additionally, we intend to further improve our manufacturing efficiency and reduce set-up times through selective equipment upgrades and through the use of small group improvement activities.

Product Overview

         We group our product offerings into five distinct categories:

     o     Home office and small office furniture, including desks, computer work centers, bookcases and filing cabinets;

     o     Entertainment furniture, including home entertainment centers, home theater systems, television and audio stands and audio and video storage units;

     o     Home decor furniture, including microwave oven carts, pantries, living room and recreation room furniture and bedroom pieces, including dressers, night stands and wardrobes;

     o     Light commercial office furniture, including desks, computer work centers, bookcases and filing cabinets;
           and

     o     Storage furniture, including storage cabinets and workbenches.

Customers

         RTA furniture is sold through a broad array of distribution channels, including discount mass merchants, office superstores, consumer electronic superstores, home centers and national department stores.  The majority of
RTA furniture sales are made through discount mass merchants such as Wal-Mart, Target and Kmart, and office superstores such as OfficeMax, Office Depot and Staples.

         We have longstanding relationships with key customers in both of these two major distribution channels.  In fiscal 2003, sales to OfficeMax accounted for about 19% of our gross sales, Office Depot accounted for about 13%
of our gross sales and Wal-Mart accounted for about 12% of our gross sales.  Similar to other large RTA furniture manufacturers, our sales are fairly concentrated.

Sales and Marketing

         We manage our customer relationships both through our in-house sales force and a network of independent sales representatives.  In general, key accounts such as OfficeMax, Office Depot and Wal-Mart are called on by our sales force.  Smaller customers are serviced mainly by independent sales representatives, whose activities are reviewed by our in-house sales force.

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

         Our products are promoted by our customers to the public under cooperative and other advertising agreements.  Under these agreements, our products are advertised in newspaper inserts and catalogs, among other publications.  We generally cover a portion of the customer's advertising expenses if the customer places approved advertisements mentioning us and our products by name.  We may also provide support to some customers'
advertising programs.  We generally do not advertise directly to consumers.  We do, however, advertise in trade publications to promote O'Sullivan as a producer of high quality RTA furniture.

         We provide extensive service support to our customers.  This support includes designing and installing in-
store displays, educating retailers' sales forces and maintaining floor displays.  We have been recognized for our commitment to our retail partners and have earned several awards in recent years.

         We participate in the furniture trade shows held in High Point, North Carolina in April and October of each year.  High Point is a major international trade show in the furniture industry.  It attracts buyers from the U.S. and abroad.  We also maintain other showrooms to market our product lines.

         We sell our products throughout the U.S. and in Canada, Mexico, the United Kingdom, Australia and other countries.  Export sales were $19.8 million, $19.1 million and $23.9 million in fiscal 2003, 2002 and 2001, respectively.  In fiscal 2003, sales increased, primarily due to increased sales in Australia.  In fiscal 2002, sales decreases in Central and South America, the Middle East and the United Kingdom were partially offset by sales increases in the Canadian market.  In fiscal 2001, sales increases in the United Kingdom and Canada due to marketing successes were more than offset by sales decreases in the Middle East.

Manufacturing

         Producing RTA furniture begins with laminating paper or polypropylene to particleboard and fiberboard.
Only after laminating the board do we cut the board into parts.  Each part for a unit is processed over the machines necessary to provide the desired size and shape, edge treatment, holes for assembly, decorative embossing and other features.  Each part is processed only over the machines needed for its completion; therefore, we do not process all parts for a particular product on a single production line.  We then assemble outsourced items such as screws, dowels, glass and other pieces as necessary.  Finally, all of the parts and outsourced items needed for a unit are placed in a carton with assembly instructions and sealed.

         We operate two modern manufacturing facilities, in Lamar, Missouri and South Boston, Virginia.  In total, these facilities have approximately 1.8 million square feet of space.

     o     Lamar, Missouri:  Opened in 1965, this facility has approximately 1.1 million square feet of space.  It is our larger facility and has the capability to produce our entire product offering.  This facility also serves as our corporate headquarters.

     o     South Boston, Virginia:  Opened in 1989, our South Boston facility has been expanded to approximately
           675,000 square feet, including an expansion of approximately 200,000 square feet completed in 2001.
           The South Boston facility has the capability to manufacture most of our products.

Product Design and Development

         We believe we are an industry leader in product quality and innovation.  We are committed to the continuing development of unique furniture that meets consumer needs.  With over 50% of our sales to the home office and small office market, we believe we are recognized as one of the industry's premier producers of contemporary home office and small office RTA furniture.  In the past three years, we introduced an average of over
150 products per year.  In the RTA furniture industry, a new product can be a variation in color or styling of an existing product.  By providing a continuous supply of new product introductions, we endeavor to drive demand for our products, which we believe will help us to maintain our profit margins.

         We maintain an in-house product design staff that collaborates with our marketing personnel and customers to develop new products based on demographic and consumer information.  We also work with outside designers.
The product design professionals work with our engineering division to produce full-scale prototypes.  The engineering staff uses computer-aided design software, which provides three-dimensional graphics capabilities.  The software allows a design engineer to accelerate the time-to-completion for a new product design.  This allows us to reduce the time for newly conceived products to reach the market.  We then show our prototypes to our customers to gauge interest.  We also respond to suggestions from our retail customers regarding potential new products.  If initial indications of product appeal are favorable, we usually can commence production within twelve weeks.  We spent approximately $1.3 million, $1.1 million and $1.0 million on product design and development in fiscal years 2003,
2002 and 2001, respectively.

Raw Materials

         The materials used in our manufacturing operations include particleboard, fiberboard, coated paper or polypropylene laminates, glass, furniture hardware and packaging materials.  Our largest raw material cost is particleboard.  We purchase all of our raw material needs from outside suppliers.  We buy our particleboard and fiberboard at market-based prices from several independent wood product suppliers.  We purchase other raw materials from a limited number of vendors.  These raw materials are generally available from other suppliers, although the cost from alternate suppliers might be higher.

         As is customary in the RTA furniture industry, we do not maintain long-term supply contracts with our suppliers.  We do, however, have long standing relationships with all of our key suppliers and encourage supplier partnerships.  Our supplier base is sufficiently diversified so that the loss of any one supplier in any given commodity should not have a material adverse effect on our operations.  We have never been unable to secure needed raw materials.  However, there could be adverse effects on our operations and financial condition if we are unable to secure necessary raw materials like particleboard and fiberboard.

         Because we purchase all of our raw materials from outside suppliers, we are subject to changes in the prices charged by our suppliers.  Our two largest raw material costs are particleboard and fiberboard.  Industry pricing for particleboard was flat to slightly lower in fiscal 2002 and the first half of fiscal 2003.  We saw small increases in particleboard pricing in the third quarter of fiscal 2003, and another increase in the first quarter of fiscal 2004.
Prices for fiberboard increased in the fourth quarter of fiscal 2002, but declined slightly during fiscal 2003. We generally cannot increase the prices at which we sell our products to our customers.  However, as we introduce new models, our pricing for the model reflects our current costs.  We cannot assure you that raw material prices will not increase in the future.  If the demand for particleboard increases, prices may rise in 2004 or even earlier.  See
"Cautionary Statements Regarding Forward-Looking Information and Risk Factors--Our operating income would be reduced if the prices our suppliers charge us for raw materials increase."

Competition

         The residential furniture market is highly competitive and includes a large number of both domestic and foreign manufacturers.  Our competitors include manufacturers of both RTA and assembled furniture.  Although a large number of companies manufacture RTA furniture, the top five North American RTA furniture manufacturers accounted for an estimated 70% of the United States RTA furniture retail sales in 2002.  Our top four competitors are Sauder Woodworking, Inc., Bush Industries, Inc., Dorel Industries, Inc. and Creative Interiors.  Some of our
competitors have greater sales volume and financial resources than we do.  RTA furniture manufacturers compete on the basis of price, style, functionality, quality and customer support.

         In recent years, sales of imported RTA furniture have been increasing in the U.S.  We anticipate that we will continue to compete with imports in the U.S.  We are reacting to this new competition by emphasizing our design capabilities, our quality and our ability to deliver products from the factory more quickly and at competitive prices.  We have also begun to source the manufacture of certain products from other countries.

         Several manufacturers, including O'Sullivan, have excess manufacturing capacity due to the current decline in sales in the RTA furniture market and increasing imports.  This excess capacity is causing increased price competition.

Patents and Trademarks

         We have a U.S. trademark registration and international trademark registrations or applications for the use of the O'Sullivan(R)name on furniture.  We believe that the O'Sullivan name and trademark are well-recognized and associated with high quality by both our customers and consumers and are important to the success of our business.
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

Employees

         As of June 30, 2003, we had approximately 1,750 employees.  About 76% percent of these employees are located in Lamar, Missouri.  None of our employees are represented by a labor union.  We believe that we have good relations with our employees.  We decided to decrease our level of operations at our South Boston, Virginia facility in the fourth quarter of fiscal 2003.  As a result, we had approximately 1,550 employees as of August 31, 2003.

Environmental and Safety Regulations

         Our operations and current and/or former facilities are subject to extensive federal, state and local environmental, health and safety laws, regulations and ordinances.  Some of our operations require permits.  These permits are subject to revocation, modification and renewal by governmental authorities.

         Governmental authorities have the power to enforce compliance with their regulations.  Violators are subject to civil, and in some cases criminal, sanctions.  Although compliance with these regulations imposes burdens and risks on us, in the past, they have not had a significant effect on our results of operations, capital expenditures or competitive position.  In fiscal 2001, we received a Title V operating permit for our facility in Lamar, Missouri.  The permit imposes additional monitoring restrictions on our operations, but has not required us to modify our operations.  We have addressed certain issues with the Missouri Department of Natural Resources regarding the effectiveness of the monitoring requirements.  There can be no assurance that future changes in laws and or regulations will not require us to make significant additional expenditures to ensure compliance in the future.

         Our manufacturing process creates by-products, including sawdust and particleboard flats.  At the South
Boston facility, this material is given to a recycler or disposed of in landfills.  At the Lamar facility, the material has been sent to recyclers and off-site disposal sites.  In fiscal 2003, the percentage of material delivered to recyclers at a reduced cost declined; and our disposal costs increased 8%.  Our by-product disposal costs were approximately
$650,000 for fiscal 2003, $600,000 for fiscal 2002 and $1.1 million for fiscal 2001.

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
Assuming no further problems are discovered, we believe that the amounts we may be required to pay in the future, if any, relating to this site will be immaterial.

         Our operations also are governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and related regulations.  Additionally, some of our products must comply with the requirements and standards of the U.S. Consumer Products Safety Commission.  We believe that we are in substantial compliance with all of these laws and regulations.

Item 2.  Properties.

         O'Sullivan owns two manufacturing, warehouse and distribution facilities.  The Lamar, Missouri facility, which also serves as O'Sullivan's headquarters, consists of approximately 1.1 million square feet.  The South Boston,
Virginia facility has approximately 675,000 square feet.  These properties are or will be subject to liens in favor of the holders of our credit agreement.

         We purchased additional land adjacent to our Lamar facility in July 2002.  We have some excess land at
South Boston which may be used for expansion.

         We lease space for showrooms in High Point, North Carolina and in other locations in the United States.
We also lease warehouse space in Lamar and Neosho, Missouri.  We lease space for factory outlet stores in
Springfield and Joplin, Missouri to sell close-out and excess inventory.

         Our Canadian operations are in a leased facility in Markham, Ontario.  O'Sullivan's United Kingdom operations are in a leased facility in Oxfordshire.

         The Cedar City, Utah manufacturing plant that we closed in January 2001 was sold in June 2003.

         We consider our owned and leased facilities to be adequate for the needs of O'Sullivan and believe that all of our owned and leased properties are well maintained and in good condition.

Item 3.  Legal Proceedings.

         On September 24, 2002, Montgomery Ward, LLC filed suit against O'Sullivan Industries in the U.S.
Bankruptcy Court, District of Delaware, alleging that payments made by Montgomery Ward within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from
O'Sullivan Industries by Montgomery Ward, together with interest.  The alleged payments aggregate $3.7 million.
We received the summons in this action on October 29, 2002.  We responded to the suit denying we received any preferential payments.  We intend to contest this lawsuit vigorously.

         In August, 2003, Ames Department Stores, Inc. filed suit against O'Sullivan Industries in the U.S.
Bankruptcy Court, Southern District of New York alleging that payments made by Ames within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from O'Sullivan
Industries by Ames, together with interest.  The alleged payments aggregate $2.1 million.  We received the summons in this action on September 22, 2003.  We intend to respond to the suit denying we received any preferential payments.  We intend to contest this lawsuit vigorously.

         Other Litigation and Claims.  In addition, we are a party to various pending legal actions arising in the ordinary operation of our business.  These include product liability claims, employment disputes and general business disputes.  We believe that these actions will not have a material adverse effect on our operating results, liquidity and financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders of O'Sullivan during the quarter ended June 30,
2003.

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

Item 6.  Selected Consolidated Historical Financial Information.

         The selected historical consolidated results of operations and balance sheet data for the four years ended
June 30, 2003 and as of June 30, 2003, 2002 and 2001 are derived from O'Sullivan's audited financial statements.
The selected historical consolidated results of operations and balance sheet data for the year ended June 30, 1999 and as of June 30, 2000 and 1999 are from O'Sullivan's accounting records.  This selected consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and
Results of Operations," and Item 8, "Consolidated Financial Statements and Related Notes," in Part II of this report.

                                                                     For the year ended June 30,
                                                   ----------------------------------------------------------------
                                                          2003     2002         2001         2000          1999
                                                   -----------  -----------  -----------  -----------   -----------
                                                                            (in thousands)
                                                                -----------  -----------  -----------   -----------
Net sales1                                       $     289,152$     349,098$     358,811$     405,234 $     363,678
Cost of sales                                          214,977      254,662      269,720      298,387       267,630
                                                   -----------  -----------  -----------  -----------   -----------
Gross profit                                            74,175       94,436       89,091      106,847        96,048
Selling, marketing and administrative
     expense1                                           45,463       54,330       56,461       64,053        59,008
Restructuring charge2                                    2,049            -       10,506            -             -
Compensation expense associated with stock
     options3                                                -            -            -       10,627             -
Loss on settlement of interest rate swap                     -            -            -          408             -
                                                   -----------  -----------  -----------  -----------   -----------
Operating income                                        26,663       40,106       22,124       31,759        37,040
Interest expense, net4                                  21,530       25,482       31,206       17,445         2,844
Other financing costs4                                     445          204          574          476             -
                                                   -----------  -----------  -----------  -----------   -----------
Income (loss) before income tax provision
     (benefit) and cumulative effect of
     accounting change                                   4,688       14,420       (9,656)      13,838        34,196
Income tax provision (benefit)5                              -       98,713       (3,380)       4,982        12,311
                                                   -----------  -----------  -----------  -----------   -----------
Income (loss) before extraordinary item and                                       (6,276
     cumulative effect of accounting change              4,688      (84,293)            )       8,856        21,885
Cumulative effect of accounting change, net
     of income tax benefit                                   -            -          (95)           -             -
                                                   -----------  -----------  -----------  -----------   -----------

Net income (loss)                                $       4,688$     (84,293$      (6,371$       8,856 $      21,885
                                                   ===========  ===========  ===========  ===========   ===========

Cash flows provided by operating activities      $      13,749$      25,115$      25,016$      40,731 $      25,072
Cash flows provided  by  (used for) investing
     activities                                          1,707       (8,644)     (16,811)     (17,129)      (15,554)
Cash flows used for financing activities               (23,256)      (7,754)     (13,012)     (15,475)       (7,588)

EBITDA6                                          $      39,839$      54,432$      36,400$      46,699 $      51,002
Depreciation and amortization                           13,621       14,530       14,945       15,416        13,962
Capital expenditures                                     5,081        8,644       16,811       17,129        15,554

                                                                               June 30,
                                                   ----------------------------------------------------------------
                                                      2003         2002         2001         2000          1999
                                                   -----------  -----------  -----------  -----------   -----------
                                                                            (in thousands)
                                                                -----------  -----------  -----------   -----------
Total assets                                     $     207,144$     244,150$     356,912$     387,730 $     364,029
Long-term debt, less current portion                   189,970      213,452      222,386      235,708        22,000
Payable to parent-tax sharing agreement                 72,067       81,374      109,067      109,067       113,294
Stockholder's equity (deficit)                         (93,523)     (98,812)     (14,550)      (7,857)      157,103

------------------------------------

                                                        11

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion should be read in conjunction with the more detailed information in the historical financial statements, including the related notes thereto, appearing elsewhere in this report.

Overview.

         We are a leading designer, manufacturer and distributor of RTA furniture products in the U.S., with over 45 years of experience.  Our products provide the consumer with high quality, value and easy-to-assemble furniture and comprise a broad range of product offerings, including desks, computer workcenters, entertainment centers, tele vision and audio stands, bookcases, storage units and cabinets.  In calendar year 2002, we were the second-largest manufacturer of RTA furniture in the U.S., and our estimated share of RTA furniture sales was approximately 17%.

         O'Sullivan was founded in 1954 by Thomas M. O'Sullivan, Sr. and was acquired by Tandy Corporation in
1983.  In 1993, Tandy transferred O'Sullivan to its subsidiary TE Electronics Inc.  In February 1994, TE Electronics
Inc. transferred O'Sullivan to O'Sullivan Industries Holdings, Inc. in exchange for O'Sullivan Holdings common stock and O'Sullivan Holdings' obligations under the tax sharing agreement.  TE Electronics Inc. then sold its shares of O'Sullivan Holdings stock in a public offering.  On November 30, 1999, O'Sullivan Holdings completed a recapitalization and merger through which the outstanding stock of O'Sullivan Holdings was purchased by BRS, 34 members of our management and an affiliate of a former director.

Recent Trends

         Our net sales declined 17.2% in fiscal year 2003.  This decline continued the net sales decreases experienced by us in fiscal 2001 and 2002.  Our net sales declined for several reasons:

    o    the lack of growth in sales of personal computers, which reduced the need for computer desks and workcenters;

    o    increasing competition from imported furniture, particularly from China;

    o    the slowdown of economic growth and consumer spending in the U.S.;

    o    liquidations and bankruptcies by a number of customers, including Montgomery Ward, Ames and Kmart;
         increased competition from domestic competition due to excess capacity in the RTA furniture industry;

    o    inventory reductions by our customers; and

    o    the decline in price of the average unit sold, reflecting a trend toward more promotional merchandise and increased competition.

         In addition to reducing net sales, the market conditions described above also reduced our margins and results of operations in fiscal 2002 and fiscal 2003.  Operating income declined to $26.7 million in fiscal 2003 from
$40.1 million in fiscal 2002.  In response to the recent industry trends we have taken steps to reduce costs and mitigate the impact of the current market challenges.  We may take similar actions in the future, which may result in asset write-downs or impairment or other charges.

         While we have confidence in the long-term future of the RTA furniture industry, we expect these conditions to continue into fiscal 2004.  We expect that our gross sales in the first quarter of fiscal 2004 will be about the same as gross sales in the first quarter of fiscal 2003.  However, we anticipate our operating income in the first quarter of fiscal 2004 will decline approximately 40% to 50% in comparison to the first quarter a year ago due to lower production levels adversely affecting our fixed cost absorption and increased promotional activities with several of our major retail customers.

Customer Bankruptcy

         In January 2002, Kmart Corporation, which accounted for around 9% of our gross sales in fiscal 2002, filed for Chapter 11 bankruptcy court protection.  As part of its reorganization, Kmart closed approximately 600 stores.
The bankruptcy court has approved Kmart's plan of reorganization, and Kmart emerged from Chapter 11 in May
2003.  We resumed shipments to Kmart on a post-petition basis after the filing and anticipate significant net sales to
Kmart in the future.  However, there can be no assurance that we will ship as much to Kmart as we did in prior periods or that Kmart will be successful in its restructuring efforts.

         On September 24, 2002, Montgomery Ward, LLC filed suit against O'Sullivan Industries in the U.S.
Bankruptcy Court, District of Delaware, alleging that payments made by Montgomery Ward within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from
O'Sullivan Industries by Montgomery Ward, together with interest.  The alleged payments aggregate $3.7 million.
We received the summons in this action on October 29, 2002.  We responded to the suit denying we received any preferential payments.  We intend to contest this lawsuit vigorously.

         In August 2002, Ames decided to close all of its stores and liquidate.  Actual net sales to Ames in fiscal
2003 were minimal.  In August, 2003, Ames Department Stores, Inc. filed suit against O'Sullivan Industries in the
U.S. Bankruptcy Court, Southern District of New York alleging that payments made by Ames within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from
O'Sullivan Industries by Ames, together with interest.  The alleged payments aggregate $2.1 million.  We received the summons in this action on September 22, 2003.  We intend to respond to the suit denying we received any preferential payments.  We intend to contest this lawsuit vigorously.

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

         In November 1999, O'Sullivan Holdings completed a leveraged recapitalization and merger transaction which significantly increased our debt.  As a result of the higher debt levels, we also experienced increased interest expense, which reduced our taxable income and also reduced the tax benefits used from the deductions arising from the step-up in basis.  O'Sullivan Holdings reduced its payments to RadioShack accordingly.  RadioShack claimed that the deductions arising from the increased interest payments should not impact tax benefit payments due
RadioShack under the tax agreement.  RadioShack pursued this matter and prevailed in an arbitration ruling in
March 2002.  O'Sullivan Holdings reached a settlement agreement with RadioShack in May 2002.  Pursuant to the settlement agreement, O'Sullivan Holdings paid RadioShack $24.6 million in May 2002 and an additional
$3.1 million in June 2002.  The sum of these two payments ($27.7 million) represented the amount due RadioShack under the settlement agreement through June 30, 2002.  These amounts represent the calculation of what benefits we would have realized had we not had the additional interest expense from the 1999 recapitalization and merger.  The settlement agreement requires calculations into the future and quarterly payments to RadioShack if our taxable income adjusted for the additional interest expense shows that we would have realized the benefits had we not incurred the additional interest expense.  If on this basis, we could have used the deductions from the step-up in basis, O'Sullivan Holdings is required to make a payment to RadioShack even though we may not be receiving any current tax benefit from these deductions on our federal income tax return.

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
As a result, we provided a valuation allowance in our March 2002 quarter of $11.0 million against all of our net deferred tax assets with a corresponding charge to income tax expense.  Consistent with our prior accounting, both before and after the 1999 recapitalization and merger, we did not record any deferred tax assets related to future deductions from the step-up in basis or any future obligations to O'Sullivan Holdings related to the tax sharing agreement as they were still contingent upon our taxable income in the future.

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

         In the third quarter of fiscal 2003, O'Sullivan received a comment letter from the staff of the SEC on the accounting for the tax sharing agreement.  In the course of preparing our response to the SEC staff's comment letter, we reassessed our accounting for the tax sharing agreement in light of the arbitration settlement between O'Sullivan
Holdings and RadioShack and concluded that our method of accounting for the tax sharing agreement should be changed.  O'Sullivan determined that the deferred tax asset created by the step-up in basis and the additional basis from the probable future payments should be recorded as of February 1994.  At the same time, we recorded a payable to parent equal to O'Sullivan Holdings' obligation to RadioShack.  The amounts of the deferred tax asset and obligation to O'Sullivan Holdings were each $147.9 million at February 1994.  From 1994 through 2001, we reduced the amount of the deferred tax asset and our payable to O'Sullivan Holdings as we realized the benefits of the deferred tax asset and O'Sullivan Holdings paid RadioShack amounts due under the tax sharing agreement.

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

         O'Sullivan Holdings' remaining maximum obligation to RadioShack was $109.1 million at March 31,
2002. O'Sullivan Holdings reduced the obligation by subsequent payments; the balance was $81.4 million at June
30, 2002 and $72.1 million at June 30, 2003.   O'Sullivan Holdings currently believes that it is probable that future payments to RadioShack will be made.

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

         The expected timing or amounts of O'Sullivan Holdings' payments to RadioShack will not be affected by the revised method of accounting, although the future payments to RadioShack are contingent upon O'Sullivan
Holdings' achieving consolidated  taxable income calculated on the basis stipulated in the settlement agreement.

         We funded the back payment to O'Sullivan Holdings and subsequent payments from cash on hand.  We expect to fund future payments from cash flows from operating activities, cash on hand or borrowings under our
credit agreement.   Payments under the tax sharing agreement for fiscal 2004 are expected to be about $6.8 million.

         We have amended our senior credit facility as a result of the arbitration settlement.  The amendment excludes from the definition of consolidated fixed charges $27.0 million of the total paid by us pursuant to the tax sharing agreement through the period ended June 30, 2002.

         As a result of the comment letter from the SEC staff, there was a delay in the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2003.  At any time during the period of this delay, the trustee under our senior subordinated note indenture could have given us notice of a default, which could have become an event of default had we not remedied the situation within 60 days.  However, we have not received any such notice from the trustee, and any potential default has been cured by the filing of the quarterly report.

         See "Cautionary Statement Regarding Forward Looking Statements and Risk Factors."

Results of Operations.

         The following table sets forth the approximate percentage of items included in the Consolidated Statement of Operations relative to net sales for the three-year period ended June 30, 2003:

                                                                                   Year ended June 30,
                                                                          --------------------------------------
                                                                             2003          2002          2001
                                                                          ----------    ----------     ---------

Net sales                                                                        100.0%        100.0%        100.0%
Cost of sales                                                                     74.3%         72.9%         75.2%
                                                                          ----------    ----------     ---------
Gross profit                                                                      25.7%         27.1%         24.8%
Selling, marketing and administrative                                             15.7%         15.6%         15.7%
Restructuring charge                                                         0.7%           -                  2.9%
                                                                          ----------    ----------     ---------
Operating income                                                                   9.2%         11.5%          6.2%
Interest expense, net                                                              7.4%          7.3%          8.7%
Other financing costs                                                              0.2%          0.1%          0.2%
                                                                          ----------    ----------     ---------
Income (loss) before income tax provision (benefit) and cumulative effect            6%            1%            7)%
     of accounting change                                                          1.            4.           (2.
Income tax provision (benefit)                                                     0.0%         28.3%         (0.9)%
                                                                          ----------    ----------     ---------
Income (loss) before cumulative effect of accounting change                        1.6%        (24.2)%        (1.8)%
Cumulative effect of accounting change, net of income tax benefit             -             -                  0.0%
                                                                          ----------    ----------     ---------
Net income (loss)                                                                  1.6%        (24.2)%        (1.8)%
Depreciation and amortization                                                      4.7%          4.2%          4.2%

Year Ended June 30, 2003 Compared to the Year Ended June 30, 2002.

         Net Sales.   Net sales consists of our gross sales less returns, allowances, rebates and certain advertising allowances given to customers.  Net sales for the fiscal year ended June 30, 2003 decreased by $59.9 million, or
17.2%, to $289.2 million from $349.1 million for the fiscal year ended June 30, 2002.  Net sales were down in every major channel with substantially all of the decline due to lower unit sales.  Net sales declined principally because of
U.S. economic conditions, increased competition from North American manufacturers and increased competition from Asian and South American manufacturers with substantially lower labor costs.

         Gross Profit.  Gross profit is equal to net sales less cost of goods sold.  Our cost of goods sold includes the manufacturing costs of our products, including costs of raw materials, direct and indirect labor costs and manufacturing overhead.  Gross profit decreased to $74.2 million, or 25.7% of net sales, for fiscal 2003, from $94.4 million, or 27.1% of net sales, for fiscal 2002.  Fiscal 2003 gross profit dollars decreased primarily because of lower sales and operating levels, partially offset by lower material costs, primarily for particleboard.  Lower operating levels hurt our gross profit and our gross profit as a percentage of net sales because our fixed manufacturing overhead was allocated over a smaller number of units produced.

         Selling, Marketing and Administrative Expenses.  Selling costs include the salaries and expenses of our inside sales force, commissions to outside sales representatives, customer service expenses, freight out expense, bad debt expense and rent expense for showrooms.  Marketing costs include costs of product research and development,

catalogs, trade show costs and store display costs. Administrative costs include salaries for our corporate staff, incentive compensation, benefits and professional fees.  Selling, marketing and administrative expenses decreased to
$45.5 million, or 15.7% of net sales, for fiscal 2003 from $54.3 million, or 15.6% of net sales, for fiscal 2002 due to lower freight out expense, incentive compensation, professional fees and bad debt expense, partially offset by increased marketing expense.  Profit sharing and incentive compensation declined because of lower net sales and operating income compared to fiscal 2002.  Freight out expense declined because of lower net sales and a change in the selling terms with a major customer.  Commission  expenses declined because of lower net sales levels.  Legal fees and bad debt expense were higher in fiscal 2002 because of the RadioShack arbitration and Kmart bankruptcy, respectively.  Marketing costs increased slightly due to store display costs and other promotional costs.

         Restructuring Charges.  In the fourth quarter of fiscal 2003, we determined to reduce our operations at our
South Boston, Virginia facility to one shift.  As a result, we reduced our workforce by about 200 people in Virginia.
We also reduced our corporate staff in Lamar, Missouri by about 50 people, or about 15%.  In connection with these reductions, we incurred severance costs of approximately $1.5 million, which we have recorded as a restructuring charge in the fourth quarter of fiscal 2003.  Substantially all the severance will be paid within one year.

         In January 2001, we closed our Cedar City, Utah production facility.  Fixed assets with a net book value of
$20.3 million were written down to estimated fair value, less cost to sell, resulting in an impairment charge of approximately $8.7 million.  An additional impairment charge of $540,000 was recognized in the quarter ended
March 31, 2003.  The additional charge resulted from subsequent changes in the carrying amount of the assets held for sale due to unfavorable market conditions.

         In June 2003, we sold the land and building we owned in Cedar City, Utah.  We used the net proceeds of
$6.8 million from the sale to reduce indebtedness under our senior credit facility.  The sale did not require a further significant adjustment to the carrying value of the land and building.  No significant assets remain from the closing of the facility.

         Depreciation and Amortization.  Depreciation and amortization represents the allocation of costs of long-
lived assets such as buildings and equipment and debt issuance expenses. Depreciation is included in cost of goods sold and selling, marketing and administrative expenses in our statements of operations.  Amortization of debt issuance costs is included in interest expense.  Depreciation and amortization expenses decreased to $13.6 million for fiscal 2003 compared to $14.5 million for fiscal 2002. Capital additions in fiscal 2003 and 2002 were
$5.1 million and $8.6 million, respectively.  Fiscal 2003 capital expenditures were primarily for normal replacements of equipment.

         Operating Income.  Operating income decreased $13.4 million to $26.7 million for fiscal 2003 from
$40.1 million in fiscal 2002.  Lower net sales and operating levels, as well as the restructuring charges, were partially offset by lower material costs and lower selling, marketing and administrative expenses in fiscal 2003.

         Net Interest Expense.  Net interest expense is the cost for borrowed money.  It represents interest paid to, or accrued for future payment to, lenders and the amortization of debt issuance costs, debt discount and loan fees.
Changes  in the value of our interest rate collar which expired in March 2003 were also reflected in interest expense.
Net interest expense decreased to $21.5 million in fiscal 2003 from $25.5 million in fiscal 2002.  Interest expense decreased due to the change in fair value of our interest rate collar, prior to its expiration on March 31, 2003, as well as our repayment of debt and lower variable interest rates on a portion of our debt.  The following table describes the components of net interest expense.

                                                                  Year ended
                                                                   June 30,
                                                         -----------------------------
                                                                (in thousands)
                                                                2003           2002
                                                             ----------     ----------
Interest expense on senior credit facility,
    industrial revenue bonds and senior
    subordinated notes                                      $    21,899    $    23,942
Interest income                                                    (243)          (370)
           Non-cash items:
Interest rate collar                                             (2,091)            (5)
Amortization of debt discount                                       393            343
Amortization of loan fees                                         1,572          1,572
                                                             ----------     ----------
Net interest expense                                        $    21,530    $    25,482
                                                             ==========     ==========

         Pre-Tax Income. Pre-tax income declined $9.7 million from $14.4 million in fiscal 2002 to $4.7 million in fiscal 2003.  The decline was due principally to our lower net sales and operating levels, partially offset by lower raw material costs, lower selling, marketing and administrative expenses and a decrease in interest expense.

         Income Tax Provision.  As described above, we recorded no tax expense in fiscal 2003 because of the valuation allowance taken in March 2002 against our net deferred tax assets.  Primarily as a result of the valuation allowance, our tax expense was $98.7 million in fiscal 2002.

         Net Income (Loss).  Our net income was $4.7 million in fiscal 2003 compared to a net loss of $84.3 million in fiscal 2002 due to the fiscal 2002 valuation allowance, partially offset by our lower net sales and operating levels.

Year Ended June 30, 2002 Compared to the Year Ended June 30, 2001.

         Net Sales.  Net sales for the fiscal year ended June 30, 2002 decreased by $9.7 million, or 2.7%, to
$349.1 million from $358.8 million for the fiscal year ended June 30, 2001.  Net sales decreases in the office superstore, consumer electronics and regional mass merchant channels were partially offset by increases in the mass merchant and home center channels.

         Gross Profit.  Gross profit increased to $94.4 million, or 27.1% of net sales, for fiscal 2002, from
$89.1 million, or 24.8% of net sales, for fiscal 2001.  Fiscal 2002 gross profit dollars increased primarily because of lower material costs, primarily for particleboard, and enhanced operating efficiency, particularly from the January
2001 closure of our less efficient Cedar City, Utah manufacturing plant.

         Selling, Marketing and Administrative Expenses.  Selling, marketing and administrative expenses decreased to $54.3 million, or 15.6% of net sales, for fiscal 2002 from $56.5 million, or 15.7% of net sales, for fiscal 2001.  In fiscal 2002, costs for incentive and profit sharing programs increased with our improved financial results, and legal fees increased due to the RadioShack arbitration.  Offsetting these increases were lower freight costs due to decreased net sales to retailers with prepaid shipping programs, lower store display expenses, less commission expense and the discontinuation of goodwill amortization on July 1, 2001.

         Restructuring Charge.  In November 2000, we announced a strategic restructuring plan.  The slowdown in net sales during the first half of fiscal 2001 caused us to reassess our business plan, specifically expenses and available production capacity.  The net sales downturn, combined with improvements in production efficiencies and expansions at the Missouri and Virginia plants during the past few years, provided production capacity that exceeded our near term sales requirements.  Based on forecasted sales, the Missouri and Virginia plants would provide sufficient production for the next two and possibly three fiscal years with minimal capital expenditures for increased capacity after ongoing projects were completed.  Accordingly, we closed our Utah facility on January 19, 2001.

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

         Depreciation and Amortization.  Depreciation and amortization expenses decreased to $14.5 million for fiscal 2002 compared to $14.9 million for fiscal 2001.  The decline was due to the discontinuance of goodwill amortization upon the adoption of SFAS 142, Goodwill and Other Intangible Assets, partially offset by the impact of capital additions in recent years.  Cash capital additions in fiscal 2002 and 2001 were $8.6 million and $16.8 million, respectively.  Fiscal 2002 capital expenditures were primarily for normal replacement of equipment and efficiency improvements.

         Operating Income.  Operating income increased $18.0 million to $40.1 million for fiscal 2002 from $22.1 million in fiscal 2001.  The restructuring charge in fiscal 2001 reduced operating income by $10.5 million.  Lower material prices, lower selling costs and increased operating efficiency contributed to the increase in fiscal 2002.

         Net Interest Expense.  Net interest expense decreased from $31.2 million in fiscal 2001 to $25.5 million in fiscal 2002.  Interest expense decreased due to the change in fair value of our interest rate collar as well as our repayment of debt and lower variable interest rates on a portion of our debt.  The following table describes the components of net interest expense for the periods indicated.

                                                                      Year ended
                                                                       June 30,
                                                             -----------------------------
                                                                    (in thousands)
                                                                2002              2001
                                                             -----------      ------------
Interest expense on senior credit facility,
     industrial revenue bonds and senior
     subordinated notes                                   $       23,942    $       27,860
Interest income                                                     (370)             (474)
              Non-cash items:
Interest rate collar                                                  (5)            1,948
Amortization of debt discount                                        343               300
Amortization of loan fees                                          1,572             1,572
                                                             -----------      ------------
              Net interest expense                        $       25,482    $       31,206
                                                             ===========      ============

         Pre-Tax Income (Loss). Pre-tax income increased $24.1 million from a loss of $9.7 million in fiscal 2001 to income of $14.4 million in fiscal 2002.  The increase was due principally to the $10.5 million restructuring charge taken in fiscal 2001, low raw material costs, improved operating efficiency, particularly from the January 2001 closure of our less efficient Cedar City, Utah manufacturing plant and a decrease in interest expense.

         Income Tax Provision (Benefit).  As described above, we recorded tax expense of $98.7 million in fiscal
2002 compared to a tax benefit of $3.4 million in fiscal 2001.

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

         Net Loss.  Net loss increased substantially to $84.3 million in fiscal 2002 from a loss of $6.4 million in fiscal 2001 primarily due to the increased tax expense in fiscal 2002.  This was partially offset by the restructuring charge in fiscal 2001 and lower material costs, improved operating efficiency and lower interest expense in fiscal
2002.

Liquidity and Capital Resources.

         We are highly leveraged and have a stockholder's deficit of approximately $93.5 million at June 30, 2003.
Our liquidity requirements will be to pay our debt, including interest expense under our credit agreement and notes, to provide funds to O'Sullivan Holdings to satisfy its obligations to RadioShack under the tax sharing agreement and to provide for working capital and capital expenditures.  Our primary sources of liquidity are cash flows from operating activities and borrowings under our credit agreement, which is discussed below.  Decreased demand for our products could decrease our cash flows from operating activities and the availability of borrowings under our credit agreement.

         Working Capital.  As of June 30, 2003, cash and cash equivalents totaled  $8.0 million.  Net working capital was $46.4 million at June 30, 2003 compared to $51.6 million at June 30, 2002.  The $5.2 million decrease in net working capital resulted primarily from the reduced investments in trade receivables due to the lower sales levels partially offset by reductions to accounts payable, accrued advertising and accrued liabilities.

         Operating Activities.  Net cash provided by operating activities for the fiscal year ended June 30, 2003 was
$13.7 million compared to net cash provided of $25.1 million for the fiscal year ended June 30, 2002.  Cash flows from operating activities decreased year-over-year for the following reasons:

     o   Reduced net sales and lower levels of operating profits reduced cash provided by operating activities in fiscal 2003.

     o   In fiscal 2003, we provided O'Sullivan Holdings $9.3 million to enable it to satisfy its obligations under the tax sharing agreement compared to payments of $27.7 million in fiscal 2002.

     o   Accounts receivable decreased $11.3 million in fiscal 2003 compared with a decrease of  $14.1 million in fiscal 2002.  In both years, the decline in trade receivables was due primarily to the lower net sales levels, although a portion of the decline was due to shorter terms with certain customers.

     o   Inventories were flat in fiscal 2003 compared with an increase in fiscal 2002 of $3.9 million.

     o   Accounts payable, accrued advertising and accrued liabilities decreased $9.0 million during fiscal 2003 compared to an increase of $7.2 million in fiscal 2002.  The change in payables was due to the lower net sales levels and the timing of the shutdown of our manufacturing facilities between fiscal 2003 and 2002.

         The lower accrued advertising was due to the lower net sales levels.  The reduced accrued liabilities was due to lower accrued profit sharing and compensation at the end of fiscal 2003 compared to fiscal 2002.

         Investing Activities.  We invested $5.1 million for capital expenditures for fiscal 2003 compared to $8.6 million for the prior year.  We also sold our Cedar City manufacturing facility for net proceeds of $6.8 million in fiscal 2003.  Our ability to make future capital expenditures is subject to certain restrictions under the indenture governing our senior secured notes.

         Financing Activities.  Net cash flows used for investing activities increased $15.5 million in fiscal 2003 from fiscal 2002 primarily because we repaid $24.3 million of debt in fiscal 2003, up from $7.8 million in fiscal
2002.  Our consolidated principal amount of indebtedness at June 30, 2003 was $198.3 million, consisting of the following.

    o    $88.3 million in a senior credit facility consisting of five year $10.6 million tranche A term loans, seven and one-half year $77.7 million tranche B term loans and a $30.0 million revolving line of credit, with no borrowings at June 30, 2003.  The current portion of these term loans was approximately $4.0 million at
         June 30, 2003.  The revolving line of credit has a $15.0 million sub-limit for letters of credit, of which we are currently utilizing approximately $13.5 million.

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

The reconciliation of consolidated principal amount of indebtedness to recorded book value as of June 30, 2003, is as follows:

                                         onsolidated                  Original                        Recorded
                                         ndebtedness                ssue discount     Warrants      book value of
                                        C                Current       net of           net of      ong-term debt
                                        i                portion   i  accretion       accretion    l
                                        -------------  ----------- --------------- --------------- ---------------
                                                                      (in thousands)
                                                       --          -----           --              --

                                                       --          -----           --              --
Term loan A                             $      10,593   $  (3,243)     $         -  $            -  $        7,350
Term loan B                                    77,673        (796)               -               -          76,877
                                          -----------    ---------      ----------   -------------   -------------
Senior credit facility                         88,266      (4,039)               -               -          84,227
Senior subordinated note                      100,000            -         (1,525)         (2,732)          95,743
Industrial revenue bonds                       10,000            -               -               -          10,000
                                          -----------    ---------      ----------   -------------   -------------
Total                                   $     198,266   $  (4,039)     $   (1,525)  $      (2,732)  $      189,970
                                          ===========    =========      ==========   =============   =============

         During fiscal 2003, we repaid $24.3 million of our indebtedness, including $20.9 million of prepayments.
We expect to fund principal and interest payments on our debt from cash flows from operating activities, cash on hand or borrowings under our revolver.

         The senior credit facility and notes are subject to certain financial and operational covenants and other restrictions, including among others, requirements to maintain certain financial ratios and restrictions on our ability to incur additional indebtedness.  The financial covenants contained in the senior credit facility, as amended effective
June 30, 2003, are as follows:

    o    Our consolidated leverage ratio must be less than 5.00.  The ratio at June 30, 2003 was 4.55.

    o    Our consolidated interest coverage ratio must be greater than 1.75.  The ratio at June 30, 2003 was 2.01.

    o    Our consolidated fixed charge coverage ratio must be greater than 1.00.  The  ratio at June 30, 2003 was
         1.12.

    o    Our senior debt coverage ratio must be less than 2.35.  The ratio at June 30, 2003 was 2.26.

    o    Our consolidated EBITDA as defined in the credit facility  must be at least $42.0 million for the fiscal year ended June 30, 2003.  Our consolidated EBITDA, as defined in the credit agreement, was $43.6 million.

         Consolidated interest expense as defined in the senior credit facility for the fiscal year ended June 30, 2003 was $21.6 million.  Pursuant to an amendment to our senior credit facility as of May 15, 2002, $27.0 million of our payments to O'Sullivan Holdings used to pay RadioShack under the tax sharing agreement through the period ending
June 30, 2002 were excluded from the definition of consolidated fixed charges and thus from calculations of the consolidated fixed charge coverage ratio.  In addition, the credit facility effectively prohibits the payment of dividends on our stock.

         As of June 30, 2003, O'Sullivan Industries executed a fourth amendment to its existing credit facility.  The facility amends certain financial covenants for quarters ending June 30, 2003 through June 30, 2004.  The amendment made several other changes to the senior credit facility, including reducing the revolving credit commitment from $40 million to $30 million and increasing the excess cash flow prepayment percentage from 75%
to 100%. The interest rate on loans under the existing credit facility was increased to LIBOR plus 4.75% or prime plus 3.75% for revolving credit and tranche A term loans and LIBOR plus 5.25% or prime plus 4.25% for tranche B term loans. In addition, O'Sullivan will pay additional interest of 2.0% on the outstanding balance of tranche B term loans on July 2, 2004 or earlier date of repayment or prepayment of all of the tranche B term loans.  At June 30,
2003, we were in compliance with the amended debt covenants.

         The restriction on the incurrence of additional indebtedness in the senior credit facility limited our ability to incur additional debt to approximately $4.1 million on June 30, 2003.

Refinancing

         On September 29, 2003, we refinanced our senior credit facility with $100 million of new privately placed senior secured notes and an asset-based credit agreement.

         The $100.0 million senior secured notes mature on October 1, 2008 and bear interest at 10.63%.  The notes were issued at a price of 95% providing $95.0 million in cash proceeds before expenses related to the issuance, which expenses are estimated to be about $5 million.  The notes are secured by a first-priority security interest in and lien on substantially all of our assets (and on O'Sullivan Industries' capital stock) other than accounts receivable, inventory, capital stock of our subsidiaries, deposit accounts, certain books and records and certain licenses and by a second-priority security interest in and lien on substantially all of our accounts receivable, inventory, deposit accounts, certain books and records and certain licenses.  The notes are guaranteed by O'Sullivan Holdings,
O'Sullivan Industries - Virginia and O'Sullivan Furniture Factory Outlet, Inc.  We also entered into a registration rights agreement pursuant to which we are obligated to file a registration statement with respect to an offer to exchange the notes for a new issue of identical notes registered under the Securities Act of 1933, as amended, within
90 days after this offering closes, and to use all commercially reasonable efforts to cause the registration statement to declared effective on or prior to 180 days after the notes were issued.  We may also be required under certain circumstances to provide a shelf registration statement to cover resales of the notes.

         The asset-based credit agreement permits revolving borrowings of up to $40.0 million to the extent of availability under a collateral borrowing base.  The credit agreement has a $25.0 million sub-limit for letters of credit, of which we are currently utilizing approximately $14.0 million.  The credit agreement is secured by a first-
priority security interest in and lien on substantially all of our accounts receivable, inventory, deposit accounts,

certain books and records and certain licenses and a second-priority security interest in and lien on substantially all of our assets other than accounts receivable, inventory, capital stock of O'Sullivan Industries and our subsidiaries, deposit accounts, certain books and records and certain licenses. The interest rate on loans under the credit agreement is a LIBOR rate plus 2.5% or an index rate plus 1.0%.  We also pay a quarterly fee equal to 0.5% per annum of the unused commitment under the credit agreement.  O'Sullivan Industries - Virginia and O'Sullivan
Furniture Factory Outlet, Inc. are also parties to the credit agreement.  No loans were outstanding under the credit agreement as of September 29, 2003.

         In connection with the repayment of the term loans and the termination of the revolving credit facility under the senior credit facility, we will expense approximately $2.3 million of unamortized issuance costs related to the facility in the first quarter of fiscal 2004.

Off-balance Sheet Arrangements.

         At June 30, 2003, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations.

         The following table illustrates our contractual obligations as of June 30, 2003 due in the future:

                                                                             Payments Due by Period
                                                         --------------------------------------------------------------
                                                                                 (in thousands)
                                                             Less
                                                            than 12           12-36            36-60           After
       Contractual Obligations               Total          months            months          months         60 months
-------------------------------------     -----------    ------------      ------------     -----------     -----------
Long-term debt                          $     198,266  $        4,039    $       22,486   $      61,741   $     110,000
Payable to parent-tax sharing
agreement1                                     72,067          11,644            21,820          26,770          11,833
Operating leases--unconditional                  2,938           1,412             1,297             193              36
Other long-term obligations2                      408             123               271              14               -
                                          -----------    ------------      ------------     -----------     -----------
Total contractual cash obligations3     $     273,679  $       17,218    $       45,874   $      88,718   $     121,869
                                          ===========    ============      ============     ===========     ===========

-------------------------------------
         1Timing and amounts of payments to RadioShack are contingent on actual taxable income adjusted to exclude the increased interest expense arising from the 1999 recapitalization and merger.  The amounts in the table above represent the maximum amounts payable by O'Sullivan Holdings to RadioShack.

         2Represents payments due under a retirement agreement.

         3After giving effect to our September 2003 debt refinancing, our total contractual cash obligations would be--total:  $285,413; less than 12 months:  $13,179; 12-36 months:  $23,388; 36-60 months:  $26,977; and after
60 months:  $221,869.

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

         We have market risk in interest rate exposure, primarily in the United States.  We manage interest rate exposure through our mix of fixed and floating rate debt.  Interest rate instruments may be used to adjust interest rate exposures when appropriate based on market conditions.  Our interest rate collar expired on March 31, 2003.
Approximately $98.3 million of our debt at June 30, 2003 is subject to variable interest rates.  A change in interest
rates of one percentage point would change our cash interest by about $1.0 million annually.    After giving effect to
our September 2003 refinancing,  a change in interest rates of one percentage point would change our cash interest by about $100,000 annually.

         Due to the nature of our product lines, we have material sensitivity to some commodities, including particleboard, fiberboard, corrugated cardboard and hardware.  We manage commodity price exposures primarily through the duration and terms of our vendor agreements.  A 1.0% change in our raw material prices would affect our cost of sales by approximately $1.4 million annually.

         In fiscal 2000, certain particleboard and fiberboard suppliers imposed price increases, which increased our cost of sales in fiscal 2000 and the first half of fiscal 2001.  We were able to reduce the effect of the increases somewhat through our value analysis program and productivity gains in manufacturing.  In fiscal 2001, particleboard and fiberboard prices declined, increasing our operating income in the later portion of the year. Industry pricing for particleboard was flat to slightly lower in fiscal 2002 and the first half of fiscal 2003.  We saw small increases in particleboard pricing in the third quarter of fiscal 2003 and another increase in the first quarter of fiscal 2004.  Prices for fiberboard increased in the fourth quarter of fiscal 2002, but declined slightly during fiscal 2003.  We cannot assure you that raw materials prices will not increase further in the future.

         If the demand for particleboard increases or the supply decreases, prices may also increase.  We believe that we can continue to partially offset the effect of such increases through the programs mentioned above and through the eventual inclusion of the higher costs in the selling price of our products.  However, there can be no assurance that we will be successful in offsetting these or future potential price increases.

Effect of Recent Changes in Accounting Standards.

         In April 2001, the Emerging Issues Task Force, or EITF, reached a consensus on EITF 00-25.  This issue addresses the income statement classification of slotting fees, cooperative advertising arrangements and buydowns.
The consensus requires that certain customer promotional payments that were classified as selling expenses be classified as a reduction of revenue.  We adopted EITF 00-25 effective January 1, 2002 and reclassified certain selling, marketing and administrative expenses as a reduction of net sales.  Our adoption of EITF 00-25 had no impact on our operating income or net income (loss).  As a result of the adoption of EITF 00-25, for the six months ended December 31, 2001, we reclassified $7.7 million as a reduction in revenue rather than as selling, marketing and administrative expense.  Reclassification for fiscal year 2001 was $16.9 million.

         The FASB issued SFAS 142, Goodwill and Other Intangible Assets, on June 30, 2001.  We adopted
SFAS 142 on July 1, 2001, the beginning of our 2002 fiscal year.  With the adoption of SFAS 142, goodwill of approximately $38.1 million is no longer subject to amortization over its estimated useful life.  Rather, goodwill will be assessed regularly for impairment by applying a fair-value-based test.  We have completed the valuation of the reporting unit, using the enterprise as the reporting unit.  Because the book value of the reporting unit is below the fair value of the reporting unit, there is no impairment loss.  We discontinued amortizing approximately $1.7 million of goodwill per year upon adoption of SFAS 142 on July 1, 2001.  Adjusted net loss for the fiscal year ended
June 30, 2001 had such amortization not been recorded would have been $5.0 million.

         In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations.  This
pronouncement, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  We adopted this pronouncement effective July 1, 2002.  The pronouncement had no material impact on our financial position or results of operations.

         In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived
Assets.  This pronouncement, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.
This pronouncement had no adverse current impact on our financial position or results of operations.  We adopted this pronouncement effective July 1, 2002.

         In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of
FASB Statement No. 13 and Technical Corrections.  The pronouncement, in part, addresses the presentation of gains and losses from the extinguishment of debt.  We adopted SFAS 145 effective July 1, 2002 and currently present such items as other financing costs on a pre-tax basis as opposed to an extraordinary item, net of tax.  We also elected to present certain other financing costs previously recorded in interest expense as other financing costs and have reclassified prior periods for comparability.

         In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal
Activities.  This pronouncement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and
Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan and establishes that fair value is the objective for initial measurement of the liability.  The provisions of this pronouncement are effective for exit or disposal activities that are initiated after December 31, 2002.  SFAS 146 has had no effect on our financial position or results of operation.

         In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation - Transition
and Disclosure.  This pronouncement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-
based employee compensation and the effect of the method used on reported results.  The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002.

         We account for stock-based compensation for employees under Accounting Principles Board ("APB")
Opinion No. 25, Accounting for Stock Issued to Employees, and elected the disclosure-only alternative under
SFAS 123.  No stock-based compensation cost is recorded, as all options granted have an exercise price equal to the market value of the stock on the date of the grant.  In accordance with SFAS 148, the following tables presents the effect on net income (loss) had compensation cost for the company's stock plans been determined consistent with
SFAS 123:

                                                                              Year ended June 30,
                                                                      2003           2002           2001
                                                                    ---------     -----------    -----------
                                                                                 (in thousands)
                                                                                  -----------    -----------
Net income (loss) as reported                                     $     4,688    $    (84,293) $      (6,371)
Less:  total stock-based compensation expense determined
     under fair value method for all stock options, net of related
     income tax benefit                                                    (7)             (5)            (4)
                                                                    ---------     -----------    -----------
Pro forma net income (loss)                                       $     4,681    $    (84,298) $      (6,375)

         The fair value of each option on the date of the grant is estimated using the Black-Scholes option-pricing model based upon the following weighted average assumptions:

                                               2003             2002             2001
                                          ---------------    -----------     ------------
Risk-free interest rate                    None granted                4.35%            5.09%
Dividend yield                                                  None             None
Volatility factor                                                      0.1%             0.1%
Weighted average expected life (years)                                 5.0              5.0
         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period.

Seasonality

         Historically, we have generally experienced a somewhat higher level of sales in the second and third quarters of our fiscal year in anticipation of and following the holiday selling season.

Critical Accounting Policies and Estimates

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

      o      We derive our revenue from product sales.  We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection of the resulting receivable is reasonably assured.  For all sales, we use purchase orders from the customer, whether oral, written or electronically transmitted, as evidence that a sales arrangement exists.  Generally, delivery occurs when product is delivered to a common carrier or private carrier, with standard terms being FOB shipping point.  We assess whether the price is fixed or determinable based upon the payment terms associated with the transaction.  We assess collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer.  Collateral generally is not requested from customers.

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

      o      We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and its estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required.  Obsolete and slow-moving inventory reserves were approximately $4.3 million and $4.9 million at June 30, 2003 and 2002, respectively.

      o      We record our deferred tax assets at the amount that the asset is more likely than not to be realized.  As of June 30, 2003, we have provided a valuation allowance against our total net deferred tax asset.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, our determinations can change.  If we objectively determine it was more likely than not we would be able to realize our deferred tax assets in the future in excess of our recorded amount, we would reduce our valuation allowance, increasing income in the period such determination was made.

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

Cautionary Statement Regarding Forward Looking Information and Risk Factors.

         Certain portions of this report, and particularly the Management's Discussion and Analysis of Financial
Condition and Results of Operations and the Notes to the Consolidated Financial Statements in Part II of this report, the portions of Item 1 in Part I captioned "Competitive Strengths," "Business Strategy," "Customers," "Sales and
Marketing," "Product Design and Development," "Raw Materials," "Competition" and "Environmental and Safety
Regulations" and Item 3 in Part I contain forward-looking statements.  These include information relating to cost savings, benefits, revenues and estimated sales, and earnings and expenses.  These statements can be identified by the use of future tense or dates or terms such as "believe," "would," "may," "expect," "anticipate" or "plan."

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

         Factors and possible events which could cause results to differ include:

         o    Our substantial leverage could make it more difficult to pay our debts, divert our cash on hand for debt payments, limit our ability to borrow funds and increase our vulnerability to general adverse economic and industry conditions.  Any of these consequences of our substantial indebtedness could prevent us from fulfilling our obligations under our indebtedness because our ability to make required payments on our debt depends on our ability to generate sufficient cash flow to make these payments.  We have a significant principal amount of indebtedness as shown in the chart below:

                                                                                              June 30, 2003
                                                                                          (dollars in millions)
Total principal amount of indebtedness.........................................................$   198.3
Principal amount of indebtedness senior to O'Sullivan Industries senior subordinated notes.....$    98.3
Stockholder's deficit..........................................................................$    93.5

         Following our September 2003 refinancing, our indebtedness increased and is shown in the chart below:

                                                                                              June 30, 2003
(adjusted to give effect to the September 2003 refinancing)                               (dollars in millions)
Total principal amount of indebtedness.........................................................$   210.0
Principal amount of indebtedness senior to O'Sullivan Industries senior subordinated notes.....$   110.0

         Our substantial indebtedness could have important consequences to holders of our debt or equity. For example, it could:

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

         o        We may not have sufficient cash from cash flows from operating activities, cash on hand and available borrowings under our credit agreement to service our indebtedness and to pay amounts due
RadioShack under the tax sharing agreement.  These obligations require a significant amount of cash.  Our business may not generate sufficient cash flows from operating activities.  Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future.  This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Lower net sales will generally reduce our cash flow. In addition to servicing the payment of principal and interest on our indebtedness, O'Sullivan Holdings is obligated to make substantial payments to RadioShack under the tax sharing agreement.  We have provided, and will continue to provide, O'Sullivan Holdings fund to make payments to
RadioShack.  The maximum payments to RadioShack for fiscal 2004, 2005 and 2006 are $11.6 million, $10.5 million and $11.3 million, respectively.

         We cannot assure you that our future cash flow will be sufficient to meet our obligations and commitments.
If we are unable to generate sufficient cash flows from operating activities in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness (including the notes), selling material assets or operations or seeking to raise additional debt or equity capital.  We cannot assure you that any of these actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements.
In addition, our existing or future debt agreements and the tax sharing agreement may contain restrictive covenants prohibiting us from adopting any of these alternatives.  Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.  See
"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital
Resources."

         o        Failure to comply with any of the restrictions contained in the agreements governing our indebtedness could result in acceleration of our debt.  Were this to occur, we would not have sufficient cash to pay our accelerated indebtedness.  A failure to comply with the restrictions contained in our credit agreement, the indenture governing our senior secured notes or the indenture governing our senior subordinated notes could lead to an event of default, which could result in an acceleration of that indebtedness and our other indebtedness by cross-
default provisions.  Were this to occur, we would not have sufficient cash to pay our accelerated indebtedness or other debt.

         Due to our lower sales in fiscal 2003, we negotiated amendments to the financial covenants in our senior credit facility.  Without the amendments, we may have been in default under the facility.  If our sales continue to decline, we may face default under our credit agreement or the indentures governing our senior secured notes or senior subordinated notes.  There is no assurance that the creditor under the agreement or the holders of the relevant series of notes would amend the covenants or, if an amendment were agreed to, what the cost would be to
O'Sullivan.

         Our credit agreement, senior secured notes, senior subordinated notes and the O'Sullivan Holdings note restrict our ability, among others, to:

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

         An acceleration under our credit agreement, the indenture governing our senior secured notes or the indenture governing our senior subordinated notes would also constitute an event of default under the other agreements or indentures and the securities purchase agreement relating to the O'Sullivan Holdings note.

         o        Continued reductions in retail sales could reduce our sales, especially if the reductions occur in the industries that we believe contribute to the growth of the ready-to-assemble furniture industry and could reduce our ability to pay our debts.  Most of our sales are to major retail chains.  If there is a reduction in the overall level of retail sales, our sales could also decline and our ability to pay our debts could be reduced.  We believe that retail sales of ready-to-assemble furniture increased from fiscal 1995 through fiscal 2000 in part because of an increase in sales of personal computers and home entertainment electronic equipment.  The slowdown in growth of sales of these products hurt our sales since fiscal 2001 and could continue to lower sales in fiscal 2004.

         o        O'Sullivan Holdings' payments to RadioShack under the tax sharing agreement could
reduce our liquidity.   Because of the arbitration panel's ruling and the subsequent settlement agreement in the arbitration proceedings between RadioShack and O'Sullivan, payments by O'Sullivan Holdings to RadioShack under the tax sharing agreement have increased substantially.  In fiscal 2002 O'Sullivan Holdings paid RadioShack $27.7 million, representing amounts due from November 1999 through June 2002.  In fiscal 2003, O'Sullivan Holdings paid RadioShack $9.3 million.  As of June 30, 2003, the maximum amount payable to RadioShack under the tax sharing agreement was approximately $72.1 million.  The maximum amounts due RadioShack under the tax sharing agreement are $11.6 million, $10.5 million and $11.3 million in fiscal 2004, 2005 and 2006, respectively.  The funds for these payments have come, and funds for future payments will continue to come, from O'Sullivan Industries.  We plan to fund these increased payment obligations from cash flows from operating activities, cash on hand, borrowing under our credit agreement or other sources of capital, if available.

         o        Our operating income would be reduced if the prices our suppliers charge us for raw materials increase.  We are dependent on outside suppliers for all of our raw material needs and are subject to changes in the prices charged by our suppliers.  If these prices were to increase significantly, our gross profit would be reduced and could in turn lead to our being unable to service our indebtedness.

         In the past, our profits have been reduced by increases in prices of particleboard and fiberboard.  Industry pricing for particleboard was flat to slightly lower in fiscal 2002 and the first half of fiscal 2003.  We saw small increases in particleboard pricing in the third quarter of fiscal 2003  and another increase in the first quarter of fiscal

2004.  Prices for fiberboard increased in the fourth quarter of fiscal 2002, but declined slightly in fiscal 2003. If business conditions improve in fiscal 2004, or if particleboard or fiberboard manufacturers curtail supply through plant closings or otherwise, our prices for particleboard and fiberboard may increase.  We will try to offset any price increases through cost savings, production efficiencies and the eventual inclusion of the higher costs in our selling prices, but these efforts may not be successful or sufficient.

         o        Because we sell products to a small number of customers, our sales would be reduced if one of our major customers significantly reduced its purchases of our products or were unable to fulfill its financial obligations to us.  If this were to happen, our ability to pay our debts may be significantly affected.
Our sales are concentrated among a relatively small number of customers.  Any of our major customers can stop purchasing product from us or significantly reduce their purchases at any time.  During fiscal year 2003, our three largest customers, OfficeMax, Office Depot and Wal-Mart accounted for approximately 44% of our gross sales.  We do not have long term contracts with any of our customers and our sales depend on our continuing ability to deliver attractive products at reasonable prices.  Reduced orders from some of our largest customers significantly reduced our sales in fiscal 2002 and 2003.  Further, Montgomery Ward closed all of its stores in fiscal 2001, Ames closed all of its stores in 2002 and Kmart closed approximately 600 stores during its reorganization under the United States
Bankruptcy Code in fiscal 2002 and 2003.  We cannot assure you that our other customers will not experience similar financial difficulties in the future.

         There can be no assurance that we will be able to maintain our current level of sales to these customers or that we will be able to sell our products to other customers on terms that will be favorable.  The loss of, or substantial decrease in the amount of purchases by, or a write-off of any significant receivables due from, any of our major customers would have a material adverse effect on our business, results of operations, liquidity and financial condition.

         At June 30, 2003, our largest five customer accounts receivable balances comprised approximately 62% of our net trade receivables balance.  The bankruptcy of Ames in August 2001 and Kmart in January 2002 caused us to increase our reserves for doubtful accounts by $1.5 million in the fourth quarter of fiscal 2001 and $700,000 in the second quarter of fiscal 2002, respectively.

         o        We operate in a highly competitive market which may force us to reduce margins, reducing our cash flows and our ability to pay our debts.  The industry in which we operate is highly competitive.  Some of our competitors are significantly larger and have greater financial, marketing and other resources than we do.
Because of lower sales of RTA furniture generally and an increase in imports, a number of manufacturers, including us, have excess capacity.  The competitive nature of our industry has led and could continue to lead to smaller profit margins due to competitive pricing policies or excess capacity.  If this were to occur, our cash flows and our ability to pay our debts may be reduced.  This competitive pressure could be further exacerbated if additional excess manufacturing capacity develops in the RTA furniture industry due to over-expansion by manufacturers further reduction in demand or otherwise.  Foreign manufacturers entering the United States market are also increasing competition in our markets.  This competitive pressure could be further exacerbated if additional excess manufacturing capacity develops in the RTA furniture industry due to over-expansion by manufacturers, further reduction in demand or otherwise.  Foreign manufacturers entering the United States market could also increase competition in our markets.

         o        Because our senior subordinated notes, and the subsidiary guarantee thereof, rank behind
O'Sullivan Industries' senior debt, holders of these notes may receive proportionately less than holders of our senior debt in a bankruptcy, liquidation, reorganization or similar proceeding.  In the event of a bankruptcy, liquidation, reorganization or similar proceeding relating to us, holders of O'Sullivan Industries senior subordinated notes will participate with all other holders of our subordinated indebtedness in the assets remaining after we have paid all of the senior debt.  Because our senior debt must be paid first, holders of these notes may receive proportionately less than trade creditors in any proceedings of this nature.  In any of these cases, we may not have sufficient funds to pay all of our creditors.  Therefore, holders of our subordinated indebtedness may receive ratably less than trade creditors.

         In addition, all payments on the subordinated debt will be blocked in the event of a payment default on our senior debt and may be prohibited for up to 179 days each year in the event of some non-payment defaults on senior debt.

         o        Despite our current levels of debt, we may still incur more debt and increase the risks described above.  We may be able to incur significant additional indebtedness in the future.  If we or our subsidiaries add new debt to our current debt levels, the related risks that we and they now face could intensify, making it less likely that we will be able to fulfill our obligations to holders of the O'Sullivan Industries senior subordinated notes.  None of the agreements governing our indebtedness completely prohibits us or our subsidiaries from doing so.  The revolving credit facility of the senior credit facility permits additional borrowings of up to
$4.1 million at June 30, 2003, plus $1.5 million for letters of credit.  We may borrow up to an additional $40.0 million under our new credit agreement.  These additional borrowings would be senior to the O'Sullivan Industries senior subordinated notes.

         o        If we become bankrupt, the claims of holders of the O'Sullivan Industries senior subordinated notes against us may be less than the face value of the notes due to original issue discount.  The
O'Sullivan Industries senior subordinated notes bear a discount from their stated principal amount at maturity.  If a bankruptcy case is commenced by or against O'Sullivan Industries under the U.S. Bankruptcy Code, the claim of a holder of the notes with respect to the principal amount thereof would likely be limited to an amount equal to the sum of (1) the initial offering price and (2) the portion of the original issue discount, or OID, that is not deemed to constitute "unmatured interest" for purposes of the U.S. Bankruptcy Code.  Any OID that was not accrued as of the bankruptcy filing would constitute "unmatured interest."

         o        We are at risk that users of our products will sue us for product liability.  If we were unable to defend ourselves against some product liability lawsuits, our success and our ability to pay our debts may be reduced.  All of our products are designed for use by consumers.  Like other manufacturers of similar products, we are subject to product liability claims and could be subject to class action litigation with respect to our products.
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

         o        We may be liable for penalties under environmental, health and safety laws rules and regulations.  This could negatively affect our success and our ability to pay our debts.  We are subject to many federal, state and local, environmental, health and safety laws, regulations and ordinances including the requirements and standards of the U.S. Consumer Products Safety Commission and the Occupational Health and Safety Act.
Violations of environmental, health and safety laws are subject to civil, and in some cases criminal, sanctions.  We have made and will continue to make capital and other expenditures in order to comply with these laws and regulations.  However, the requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future.  We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist.  These costs and expenses may adversely affect our success and ability to pay our debts.

         Our manufacturing facilities ship waste products to various disposal sites.  To the extent that these waste products include hazardous substances that could be discharged into the environment at these disposal sites or elsewhere, we are potentially subject to laws that provide for  responses to, and liability for, releases of hazardous substances into the environment and liability for natural resource damages.  One example of these laws is the federal
Comprehensive Environmental Response, Compensation and Liability Act.  Generally, liability under this act is joint and several and is determined without regard to fault.  In addition to the Comprehensive Environmental Response,
Compensation and Liability Act, similar state or other laws and regulations may impose the same or even broader liability for releases of hazardous substances.  Because these laws could subject us to liability even if we are not at fault, it is difficult for us to estimate the cost of complying with them.

         o        The interests of our controlling stockholders may be in conflict with interests of the holders of our indebtedness.  This conflict could result in corporate decision making that involves disproportionate risks to the holders of our indebtedness, including our ability to service our debts or pay the principal amount of indebtedness when due.  Bruckmann, Rosser, Sherrill & Co. II, L.P. ("BRS") owns securities representing approximately 72.7% of the voting power of the outstanding common stock of O'Sullivan Holdings.  Pursuant to the stockholders agreement among O'Sullivan Holdings, BRS and certain other of our stockholders, BRS has the right to appoint five directors to the board of directors of O'Sullivan Holdings.  As a result, directors appointed by BRS will be in a position to control all matters affecting us.  Such concentration of ownership may have the effect of preventing a change in control.  As a result, BRS will continue to have the ability to elect and remove directors and determine the outcome of matters presented for approval by our stockholders.  In addition, there may be circum stances where the interests of BRS could be in conflict with the interests of the holders of our indebtedness.  For example, BRS may have an interest in pursuing transactions that, in their judgment, could enhance their equity investment, even though these transactions might involve risks to the holders of O'Sullivan's debt.  See Item 10,
"Directors and Executive Officers of the Registrant," and Item 12, "Security Ownership of Certain Beneficial
Owners and Management," in Part III of this report.

         o        If our key personnel were to leave, our success could be negatively affected and our ability to service our debts could be adversely affected.  Our continued success is dependent, to a certain extent, upon our ability to attract and retain qualified personnel in all areas of our business, including management positions and key sales positions, especially those positions servicing our major customers.  Members of the O'Sullivan family in particular have been instrumental in the development of our business and the implementation of our corporate strategy.  We do not have employment agreements with any of our officers or key personnel located in the United
States and we do not carry key person life insurance on any of our employees.  We may not be able to keep existing personnel, including O'Sullivan family members, or be able to attract qualified new personnel.  Our inability to do so could have a negative effect on us as we may be unable to efficiently and effectively run our business without these key personnel.  See "Directors and Executive Officers of the Registrant," Item 10 of Part III of this report.

         o        We rely heavily on product innovation.  Product life cycles can be short in the RTA furniture industry, and innovation is an important component of the competitive nature of the industry.  While we emphasize new product innovation and product repositioning (i.e., design changes or revised marketing strategies), we may be unable to continue to develop competitive products in a timely manner or to respond adequately to market trends.  In addition, we may not be able to ensure that repositioned products will gain initial market acceptance, that interest in our products will be sustained, or that significant start-up costs with respect to new products will be recouped.

         o        Our net sales are highly price sensitive, which can prevent us from passing cost increases to our customers.  Sales to mass retailers, which are among our primary customers, are highly price sensitive.  We set many product prices on an annual basis but we typically purchase raw materials and components under purchase orders within periods of less than one year.  Accordingly, we often must set prices for many products before production costs have been firmly established, before we have complete knowledge of the costs of raw materials and components and sometimes before product development is complete.  After we have established prices, we generally are unable to pass cost increases along to our customers, nor can we compete as effectively if we seek to pass such costs along.

         o        Fraudulent conveyance laws permit courts to void guarantees, subordinate claims and require holders of our debt to return payments received from guarantors in specific circumstances.  Under federal bankruptcy law and comparable provisions of state fraudulent transfer laws, a guarantee could be voided, or claims in respect of a guarantee could be subordinated to all other debts of a guarantor, if, among other things, the guarantor, at the time it incurred the indebtedness connected with its guarantee:

        o         received less than reasonably equivalent value or fair consideration for the issuance of the guarantee, and was rendered insolvent by reason of such guarantee; or
        o         was engaged in a business or transaction for which the guarantor's remaining assets constituted unreasonably small capital; or

        o         intended to incur or believed that it would incur debts beyond our or its ability to pay such debts as they mature.

         In addition, any payment by that guarantor pursuant to its guarantee could be voided and required to be returned to the guarantor, or to a fund for the benefit of the creditors of the guarantor.

         The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred.  Generally, however, a guarantor would be considered insolvent if:

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

         o        We may not have the ability to raise the funds necessary to finance a change of control offer required by our debt agreements.  Upon certain change of control events, we will be required to offer to repurchase all of the O'Sullivan Industries senior secured notes and senior subordinated notes, and O'Sullivan
Holdings may be required to repurchase its senior notes upon a change of control of O'Sullivan Holdings.  If we do not have sufficient funds at the time of a change of control, we will not be able to make the required repurchase of these notes.  This could be because of cash flow difficulties or because of restrictions in our credit agreement and any future credit agreements that will not allow these repurchases.

         In addition, some kinds of corporate events, such as a leveraged recapitalization, would increase the level of our indebtedness but would not necessarily constitute a "Change of Control" and would therefore not require us to repurchase the notes.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         The information required by this item is incorporated herein by reference to the section entitled "Market
Risk and Inflation" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations."

Item 8.  Financial Statements and Supplementary Data.

         Immediately following are the report of independent accountants, the consolidated balance sheets of
O'Sullivan Industries, Inc. and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, cash flows and changes in stockholder's equity (deficit) for each of the three years in the period ended
June 30, 2003, and the notes thereto.

                                          Report of Independent Auditors

To the Board of Directors and Stockholder of
O'Sullivan Industries, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholder's equity (deficit) present fairly, in all material respects, the financial position of O'Sullivan Industries, Inc. and its subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company discontinued the amortization of goodwill effective July 1, 2001 upon adoption of a new accounting standard for goodwill.

/s/ PricewaterhouseCoopers LLP

Kansas City, Missouri
September 29, 2003

                                  O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
                       (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                                           CONSOLIDATED BALANCE SHEETS

                                      (in thousands, except for share data)
                                                                                               June 30,
                                                                                      ---------------------------
                                       Assets                                             2003           2002
                                                                                      ------------   ------------
Current assets:
    Cash and cash equivalents                                                       $        7,977 $       15,777
    Trade receivables, net of allowance for doubtful accounts
        of $2,978 and $4,101, respectively                                                  25,032         37,035
    Inventories, net                                                                        52,426         52,397
   Prepaid expenses and other current assets                                                 2,772          2,765
                                                                                      ------------   ------------
           Total current assets                                                             88,207        107,974

Property, plant and equipment, net                                                          71,867         79,144
Other assets                                                                                 8,982         18,944
Goodwill, net of accumulated amortization                                                   38,088         38,088
                                                                                      ------------   ------------
               Total assets                                                         $      207,144 $      244,150
                                                                                      ============   ============
                       Liabilities and Stockholder's Deficit
Current liabilities:
    Accounts payable                                                                $       10,006 $       10,887
    Current portion of long-term debt                                                        4,039          4,430
    Accrued advertising                                                                      9,493         11,680
    Accrued liabilities                                                                     11,463         18,388
    Payable to parent-tax sharing agreement                                                  6,798         11,020
                                                                                      ------------   ------------
           Total current liabilities                                                        41,799         56,405

Long-term debt, less current portion                                                       189,970        213,452
Other liabilities                                                                            2,439          2,570
Payable to parent-tax sharing agreement                                                     65,269         70,354
Other payable to parent                                                                      1,190            181
                                                                                      ------------   ------------
               Total liabilities                                                           300,667        342,962

Commitments and contingent liabilities (Notes 3, 10, 15 and 16)

Stockholder's deficit:
    Common stock, $1.00 par value; 100 shares authorized, issued and outstanding                 -              -
    Retained deficit                                                                       (93,819)       (98,507)
    Accumulated other comprehensive income (loss)                                              296           (305)
           Total stockholder's deficit                                                     (93,523)       (98,812)
                                                                                      ------------   ------------
               Total liabilities and stockholder's deficit                          $      207,144 $      244,150
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
                                                                                      ============   ============

                                  O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
                      (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (in thousands)
                                                                              For the year ended June 30,
                                                                        ----------------------------------------
                                                                            2003          2002          2001
                                                                        ------------  ------------  ------------

Net sales                                                             $      289,152$      349,098$      358,811
Cost of sales                                                                214,977       254,662       269,720
                                                                        ------------  ------------  ------------

Gross profit                                                                  74,175        94,436        89,091
                                                                        ------------  ------------  ------------

Operating expenses:
    Selling, marketing and administrative                                     45,463        54,330        56,461
    Restructuring charge                                                       2,049             -        10,506
                                                                        ------------  ------------  ------------
Total operating expenses                                                      47,512        54,330        66,967
                                                                        ------------  ------------  ------------

Operating income                                                              26,663        40,106        22,124
Other income (expense):
    Interest expense                                                         (21,773)      (25,852)      (31,680)
    Interest income                                                              243           370           474
    Other financing costs                                                       (445)         (204)         (574)
                                                                        ------------  ------------  ------------

Income (loss) before income tax provision (benefit) and
   cumulative effect of accounting change                                      4,688        14,420        (9,656)
Income tax provision (benefit)                                                     -        98,713        (3,380)
                                                                        ------------  ------------  ------------

Income (loss) before cumulative effect of accounting change                    4,688       (84,293)       (6,276)
Cumulative effect of accounting change, net of income tax
    benefit of $53                                                                 -             -           (95)
                                                                        ------------  ------------  ------------

Net income (loss)                                                     $        4,688$      (84,293$       (6,371)
                                                                        ============  ============  ============

            The accompanying notes are an integral part of these consolidated financial statements.

                                   O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
                       (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (in thousands)         For the year ended June 30,
                                                                           ---------------------------------------
                                                                               2003           2002        2001
                                                                           -------------  ------------ -----------
Cash flows provided by operating activities:
    Net income (loss)                                                     $        4,688$      (84,293$     (6,371)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                             13,621        14,530      14,945
        Amortization of debt issuance costs                                        1,572         1,572       1,572
        Amortization of debt discount                                                392           343         300
        Interest rate collar                                                      (2,091)           (5)      2,096
        Bad debt expense                                                             735         1,460       1,741
        Loss on disposal of assets                                                   154           991         230
        Impairment of long-lived assets                                              540             -       8,677
        Deferred income taxes                                                          -        99,211      (3,329)
        Accrual of special payment of options to purchase Series A junior
           preferred stock                                                         1,240         1,083         946
    Changes in assets and liabilities:
        Trade receivables                                                         11,268        14,075       4,664
        Inventories                                                                  (29)       (3,859)     16,718
        Other assets                                                                  12           465      (1,398)
        Payable to parent - tax sharing agreement                                 (9,307)      (27,694)          -
        Accounts payable and accrued liabilities                                  (9,046)        7,236     (15,775)
                                                                           -------------  ------------ -----------
Net cash flows provided by operating activities                                   13,749        25,115      25,016
                                                                           -------------  ------------ -----------

Cash flows provided (used) by investing activities:
    Capital expenditures                                                          (5,081)       (8,644)    (16,811)
    Proceeds from sale of manufacturing facility                                   6,788             -           -
                                                                           -------------  ------------ -----------
Net cash flows provided (used) by investing activities                             1,707        (8,644)    (16,811)

Cash flows used for financing activities:
    Advances (repayments) on intercompany loans                                    1,009           790         (88)
    Repayment of borrowings                                                      (24,265)       (8,544)    (12,924)
                                                                           -------------  ------------ -----------
Net cash flows used for financing activities                                     (23,256)       (7,754)    (13,012)
                                                                           -------------  ------------ -----------
Net increase (decrease) in cash and cash equivalents                              (7,800)        8,717      (4,807)
Cash and cash equivalents, beginning of year                                      15,777         7,060      11,867
                                                                           -------------  ------------ -----------
Cash and cash equivalents, end of year                                    $        7,977$       15,777$      7,060
                                                                           =============  ============ ===========
Supplemental cash flow information:
    Interest paid                                                         $       21,638$       24,915$     28,258
    Income taxes paid (refunded)                                          $            -$           76$        (17)
Non-cash investing activities:
    Capital expenditures included in accounts payable                     $          215$          288$      1,821
             The accompanying notes are an integral part of these consolidated financial statements.

                                 O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
                     (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
                                                (in thousands)
                                  dditional                   Accumulated         Total
                                   paid-in      Retained         other         tockholder's
                                   capital      earnings      comprehensive      deficit       Comprehensive
                                 A              (deficit)    income (loss)    s                income (loss)
                                 -----------   -----------  ----------------  --------------  ----------------

Balance, June 30, 2000         $           - $      (7,843$              (14$         (7,857$
    Net loss                                        (6,371)                           (6,371)           (6,371)
    Other comprehensive loss                                            (322)           (322)             (322)
                                 -----------   -----------  ----------------  --------------  ----------------
Balance, June 30, 2001                     -       (14,214)             (336)        (14,550$           (6,693)
                                                                                              ================

    Net loss                                       (84,293)                          (84,293$          (84,293)
    Other comprehensive income                                            31              31                31
                                 -----------   -----------  ----------------  --------------  ----------------
Balance, June 30, 2002         $           - $     (98,507$             (305$        (98,812$          (84,262)
                                                                                              ================

    Net income                                       4,688                             4,688$            4,688
    Other comprehensive income                                           601             601               601
                                 -----------   -----------  ----------------  --------------  ----------------
Balance, June 30, 2003         $           - $     (93,819$              296$        (93,523$            5,289
                                 ===========   ===========  ================  ==============  ================

           The accompanying notes are an integral part of these consolidated financial statements.
                                 ===========   ===========  ================  ==============  ================

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

Note 2 - Summary of Significant Accounting Policies.

         Basis of Presentation:  The consolidated financial statements include the accounts of O'Sullivan and its wholly owned subsidiaries.  All significant intercompany transactions, balances and profits have been eliminated.

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

         Business and Credit Risk Concentrations:  The largest five customer accounts receivable balances accounted for approximately 62% and 66% of the trade receivable balance at June 30, 2003 and 2002, respectively.
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

         Revenue Recognition:  O'Sullivan recognizes revenue from the sale of products when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection of the resulting receivable is reasonably assured.  For all sales, O'Sullivan uses purchase orders from the customer, whether oral, written or electronically transmitted, as evidence that a sales arrangement exists.

         Generally, delivery occurs when product is delivered to a common carrier or private carrier, with standard terms being FOB shipping point.  O'Sullivan assesses whether the price is fixed or determinable based upon the payment terms associated with the transaction.

         O'Sullivan assesses collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer.  Collateral is generally not requested from customers.

         Shipping and Handling:  O'Sullivan reports amounts billed to customers as revenue, the cost of warehousing operations in cost of sales and freight out costs as part of selling, marketing and administrative expenses.  Freight out costs included in selling, marketing and administrative expenses in fiscal 2003, 2002 and 2001 were approximately $6.3 million, $9.7 million and $11.6 million, respectively.

         Inventories:  Inventories are stated at the lower of cost, determined on a first-in, first-out ("FIFO") basis, or market.  Provision for potentially obsolete or slow-moving inventory is made based on management's evaluation of inventory levels and future sales forecasts.

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

         Intangible Assets:   O'Sullivan assesses goodwill regularly for impairment by applying a fair-value-based test, using the enterprise as the reporting unit.  If the book value of the reporting unit is below the fair value of the reporting unit, there is no impairment loss.  For fiscal years ended June 30, 2001 and earlier, goodwill was amortized over a 40-year period using the straight-line method.  Accumulated amortization at June 30, 2003 and 2002 approximated $29.8 million.

         O'Sullivan discontinued amortizing approximately $1.7 million of goodwill per year upon adoption of
Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, on July 1,
2001.  Adjusted net loss for the fiscal year ended June 30, 2001 had such amortization not been recorded would have been $5.0 million.

         Fair Value of Financial Instruments:  The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate.  Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values due primarily to the short-term nature of their maturities.

         Advertising Costs:  The Emerging Issues Task Force ("EITF") in April 2001 reached a consensus on
EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's
Products.  This issue requires that certain customer promotional payments that were classified as selling expenses be classified as a reduction of revenue.  O'Sullivan adopted EITF 00-25 effective January 1, 2002.  As a result of the adoption, $16.9 million was reclassified as a reduction in revenue rather than as a selling expense for fiscal year
2001.

         Advertising costs are expensed as incurred.  Advertising expense is included in selling, marketing and administrative expense and amounted to $7.5 million, $7.0 million and $8.5 million in fiscal 2003, 2002 and 2001, respectively.

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

         Significant Fourth Quarter Adjustments:  Note 4 describes the $1.5 million restructuring charge recorded by O'Sullivan in the fourth quarter of fiscal 2003.  During the fourth quarter of fiscal 2001, O'Sullivan recorded bad debt expense of $1.5 million associated with the August 20, 2001 bankruptcy filing of Ames Department Stores, Inc.

         Accounting for Stock-Based Compensation:  O'Sullivan accounts for stock based compensation pursuant to the intrinsic value based method of accounting as prescribed by APB Opinion No. 25, Accounting for Stock Issued to
Employees.  O'Sullivan has made pro forma disclosures of net income as if the fair value based method of accounting defined in SFAS 123, Accounting for Stock-Based Compensation, had been applied.  See also Note 11 and "New
Accounting Standards."

         Comprehensive Income:  Other comprehensive income consists of foreign currency translation adjustments.
The tax benefit (expense) related to other comprehensive income (loss) approximated $0, ($10,000) and $113,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

         New Accounting Standards:  In April 2001, the EITF reached a consensus on EITF 00-25.  This issue addresses the income statement classification of slotting fees, cooperative advertising arrangements and buydowns.
The consensus requires that certain customer promotional payments that were classified as selling expenses be classified as a reduction of revenue.  O'Sullivan adopted EITF 00-25 effective January 1, 2002 and reclassified certain selling, marketing and administrative expenses as a reduction of net sales.  Its adoption by O'Sullivan had no impact on operating income or net income (loss).  As a result of the adoption of EITF 00-25, for the six months ended December 31, 2001, $7.7 million was reclassified as a reduction in revenue rather than as selling, marketing and administrative expense.  Reclassification for fiscal year 2001 was $16.9 million.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, Accounting for Asset
Retirement Obligations.  This pronouncement, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  O'Sullivan adopted this pronouncement effective July 1, 2002.  The pronouncement had no material impact on O'Sullivan's financial position or results of operations.

         In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived
Assets.  This pronouncement, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.
This pronouncement had no adverse material impact on O'Sullivan's financial position or results of operations.
O'Sullivan adopted this pronouncement effective July 1, 2002.

         In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of
FASB Statement No. 13 and Technical Corrections.  The pronouncement, in part, addresses the presentation of gains and losses from the extinguishment of debt.  O'Sullivan adopted SFAS 145 effective July 1, 2002 and currently presents such items as other financing costs on a pre-tax basis as opposed to an extraordinary item, net of tax.
O'Sullivan also elected to present certain other financing costs previously recorded in interest expense as other financing costs and has reclassified prior periods for comparability.

         In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal
Activities.  This pronouncement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and
Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan and establishes that fair value is the objective for initial measurement of the liability.  The provisions of this pronouncement are effective for exit or disposal activities that are initiated after December 31, 2002.  SFAS 146 has had no effect on O'Sullivan's financial position or results of operation.

                  In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation -
Transition and Disclosure.  This pronouncement amends SFAS 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002.

         O'Sullivan accounts for stock-based compensation for employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and elected the disclosure-only alternative under SFAS 123.  No stock-based compensation cost is included in net earnings, as all options granted have an exercise price equal to the market value of the stock on the date of the grant.  In accordance with SFAS 148, the following tables present the effect on net earnings had compensation cost for the company's stock plans been determined consistent with SFAS 123.

                                                                                For the year ended June 30,
                                                                             ----------------------------------
                                                                                2003        2002        2001
                                                                             ----------  ----------  ----------
                                                                                       (in thousands)
                                                                                         ----------  ----------
Net income (loss) as reported                                               $     4,688 $  (84,293) $    (6,371)
Less: total stock-based compensation expense determined under fair value
method for all stock options, net of related income tax benefit                     (7)         (5)          (4)
                                                                             ----------  ----------  ----------

Pro forma net income (loss)                                                 $     4,681 $  (84,298) $    (6,375)
                                                                             ==========  ==========  ==========

         The fair value of each option on the date of the grant is estimated using the Black-Scholes option-pricing model based upon the following weighted average assumptions:

                                                                              2003         2002        2001
                                                                         -------------- ----------- -----------

                                                                                        ----------- -----------
Risk-free interest rate                                                   None granted            4.35%       5.09%
Dividend yield                                                                             None        None
Volatility factor                                                                                 0.1%        0.1%
Weighted average expected life (years)                                                            5.0         5.0

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
In connection with the offering, O'Sullivan Holdings entered into a tax sharing and tax benefit reimbursement agreement with RadioShack.  O'Sullivan and RadioShack made elections under Sections 338(g) and 338(h)(10) of the Internal Revenue Code with the effect that the tax basis of O'Sullivan's assets was increased to the deemed purchase price of the assets, and an equal amount of such increase was included as taxable income in the consolidated federal tax return of RadioShack.  The result was that the tax basis of O'Sullivan's assets exceeded the historical book basis O'Sullivan used for financial reporting purposes.

         The increased tax basis of O'Sullivan's assets results in increased tax deductions and, accordingly, reduced its taxable income or increased its net operating loss.  Under the tax sharing agreement, O'Sullivan Holdings is contractually obligated to pay RadioShack nearly all of the federal tax benefit expected to be realized with respect to such additional basis.  The payments under the agreement represent additional consideration for the stock of
O'Sullivan Industries, Inc. and further increase the tax basis of its assets from the 1994 initial public offering when payments are made to RadioShack.

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

         Under this accounting method, the deferred tax asset from the step-up in basis, the future obligation to
RadioShack, and O'Sullivan Holdings' payments to RadioShack were not recorded on O'Sullivan's consolidated balance sheets because O'Sullivan deemed the benefits to be an asset of RadioShack.  When the tax benefits were received and paid to RadioShack, O'Sullivan recorded the payment as tax expense since this amount would have been paid as federal income taxes in the absence of the step-up in basis and the tax sharing agreement.

         In November 1999, O'Sullivan Holdings completed a leveraged recapitalization and merger transaction which significantly increased the debt of O'Sullivan.  As a result of the higher debt levels, O'Sullivan also experienced increased interest expense, which reduced the taxable income of O'Sullivan and also reduced the tax benefits used from the deductions arising from the step-up in basis.  O'Sullivan Holdings reduced its payments to
RadioShack accordingly.  RadioShack claimed that the deductions arising from the increased interest payments should not impact tax benefit payments due RadioShack under the tax agreement.  RadioShack pursued this matter and prevailed in an arbitration ruling in March 2002.  O'Sullivan Holdings reached a settlement agreement with
RadioShack in May 2002.  Pursuant to the settlement agreement, O'Sullivan Holdings paid RadioShack $24.6 million in May 2002 and an additional $3.1 million in June 2002.  The sum of these two payments ($27.7 million)
represented the amount due RadioShack under the settlement agreement through June 30, 2002.  These amounts represent the calculation of what benefits O'Sullivan would have realized had it not had the additional interest expense from the 1999 recapitalization and merger.  The settlement agreement requires calculations into the future and quarterly payments to RadioShack if O'Sullivan's taxable income adjusted for the additional interest expense shows that it would have realized the benefits had it not incurred the additional interest expense.  If on this basis,

O'Sullivan could have used the deductions from the step-up in basis, O'Sullivan Holdings is required to make a payment to RadioShack even though O'Sullivan may not be receiving any current tax benefit from these deductions on its federal income tax return.

         Following the decision in the arbitration and the settlement agreement with RadioShack, O'Sullivan recorded the $24.6 million payment to RadioShack as a deferred tax asset at March 31, 2002.  O'Sullivan believed that this was appropriate as the payment represented the tax benefit O'Sullivan could realize from future use of net operating losses on its consolidated federal income tax returns if it had sufficient taxable income in the future.  After recording a tax provision of $3.4 million for the quarter ended March 31, 2002 and offsetting its deferred tax liabilities of $10.2 million, O'Sullivan had a net deferred tax asset of $11.0 million.

         Under SFAS 109, Accounting for Income Taxes, O'Sullivan must determine if it is more likely than not that its net deferred tax asset will be realized as a reduction in tax liabilities in the future. SFAS 109 requires objective evidence to support the more likely than not conclusion.  The arbitration decision dramatically affected O'Sullivan's liquidity, which reduced the amounts it could invest in sales efforts or cost improvements, as most free cash flow would now be used to pay RadioShack or repay O'Sullivan's indebtedness.  In addition, it became evident to
O'Sullivan by March 2002 that the prolonged economic slowdown that started prior to September 11, 2001 was continuing.  This, coupled with the adverse effect on O'Sullivan's liquidity of the settlement, caused O'Sullivan to lower its projections of future taxable income. Accordingly, management projected O'Sullivan's expected future taxable income utilizing operating performance it achieved in fiscal 2002 assuming O'Sullivan's performance would be no better or worse over an extended period of time.  Such projections indicate that O'Sullivan would not have taxable income until 2009 when substantially all the tax benefit deductions had been taken.  At that point, the projections indicated that the net operating losses existing at that time would be utilized before they expire.
However, O'Sullivan currently has and is expected to have taxable losses for a number of years in the future.
Projections over a long time are inherently uncertain, and O'Sullivan cannot provide objective evidence that its operations in 2009 and beyond will produce sufficient taxable income.  As a result, O'Sullivan provided a valuation allowance in its March 2002 quarter of $11.0 million against all of its net deferred tax assets with a corresponding charge to income tax expense. Consistent with O'Sullivan's prior accounting, both before and after the 1999 recapitalization and merger, O'Sullivan did not record any deferred tax assets related to future deductions from the step-up in basis or any future obligations to O'Sullivan Holdings related to the tax sharing agreement as they were still contingent upon its taxable income in the future.

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

         In the third quarter of fiscal 2003, O'Sullivan received a comment letter from the staff of the Securities and
Exchange Commission ("SEC") on the accounting for the tax sharing agreement.  In the course of preparing a response to the SEC staff's comment letter, O'Sullivan, reassessed the accounting for the tax sharing agreement in light of the arbitration settlement between O'Sullivan Holdings and RadioShack and concluded that the method of accounting for the tax sharing agreement should be changed. O'Sullivan determined that the deferred tax asset created by the step-up in basis and the additional basis from the probable future payments to RadioShack should be recorded as of February 1994.  At the same time, O'Sullivan recorded a payable to parent equal to O'Sullivan
Holdings' obligation to RadioShack.  The amounts of the deferred tax asset and the obligation to O'Sullivan
Holdings were each $147.9 million at February 1994.  From 1994 through December 2001, the amounts of the deferred tax asset and the payable to O'Sullivan Holdings were reduced as O'Sullivan realized the benefits of the deferred tax asset and O'Sullivan Holdings paid RadioShack amounts due under the tax sharing agreement.

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

         O'Sullivan Holdings' remaining maximum obligation to RadioShack was $109.1 million at March 31,
2002. O'Sullivan Holdings reduced the obligation by subsequent payments; the balance was $81.4 million at June
30, 2002 and $72.1 million at June 30, 2003.   O'Sullivan Holdings currently believes that it is probable that future payments to RadioShack will be made

         In summary, instead of accounting for O'Sullivan's deferred tax assets resulting from the step-up in basis as tax expense through a valuation allowance on a quarter by quarter basis as O'Sullivan makes payments to
RadioShack under the tax sharing agreement, O'Sullivan revised its accounting to record the aggregate deferred tax asset and the obligation to O'Sullivan Holdings in February 1994.  The deferred tax asset has been reduced as
O'Sullivan realized the benefits from 1994 to March 2002 and was fully offset by the March 2002 valuation allowance.  Therefore, this revised method of accounting will increase O'Sullivan's net income (or reduce
O'Sullivan's net loss) by the amount O'Sullivan Holdings pays RadioShack for each quarterly period after March 31,
2002 through the quarter ending March 31, 2009 or until O'Sullivan can determine, based on objective evidence, that it is more likely than not that O'Sullivan will be able to utilize its net operating losses prior to their expiration and reverses all or a portion of the valuation allowance on its deferred tax assets.

         The expected timing or amounts of O'Sullivan Holdings' payments to RadioShack are not affected by the revised method of accounting, although the future payments to RadioShack are contingent upon O'Sullivan
Holdings' achieving consolidated taxable income calculated on the basis stipulated in the settlement agreement.

Note 4 - Restructuring Charges.

         In the fourth quarter of fiscal 2003, O'Sullivan determined to reduce its operations at its South Boston,
Virginia facility to one shift.  As a result, O'Sullivan reduced its workforce by about 200 people in Virginia.
O'Sullivan also reduced its corporate staff in Lamar, Missouri by about 40 people, or about 15%.  In connection with these reductions, O'Sullivan incurred severance costs of approximately $1.5 million, which it recorded as a restructuring charge in the fourth quarter of fiscal 2003.  Substantially all of the severance will be paid within one year.

         In January 2001, O'Sullivan closed its Cedar City, Utah production facility.  Fixed assets with a net book value of $20.3 million were written down to estimated fair value, less cost to sell, resulting in an impairment charge of approximately $8.7 million in the second quarter of fiscal 2001.  An additional impairment charge of $540,000 was recognized in the quarter ended March 31, 2003.  The additional charge resulted from subsequent changes in the carrying amount of the assets held for sale due to unfavorable market conditions.

         In June 2003, O'Sullivan sold the land and building it owned in Cedar City, Utah.  The net proceeds from the sale were used to reduce indebtedness under O'Sullivan's senior credit facility.  The sale did not require a further significant adjustment to the carrying value of the land and building.  No significant assets remain from the closing of the facility.

         The components of the restructuring charge and an analysis of the amounts charged against the accrual are outlined below:

                                                       Charges                     Charges
                                                       through       Balance       through       Balance
                                         Original     June 30,      June 30,      June 30,      June 30,
        Restructuring Charges             Accrual       2001          2001          2002          2002
                                        -----------  -----------   -----------   -----------   -----------
                                                                 (in thousands)
                                        -----------  -----------   -----------   -----------   -----------
Employee termination benefits         $       1,302$         915$          387$          387$            -
Other Utah facility exit costs                  527          282           245           245             -
                                        -----------  -----------   -----------   -----------   -----------
Total                                 $       1,829$       1,197$          632$          632$            -
                                        ===========  ===========   ===========   ===========   ===========

Note 5 - Derivative Financial Instruments.

         O'Sullivan adopted SFAS 133 on July 1, 2000.  As required by the transition provisions of SFAS 133,
O'Sullivan recorded a net-of-tax cumulative-effect type loss of $95,000 in fiscal 2001 to recognize the fair value of its derivatives.

         As required under its senior credit facility, O'Sullivan hedged one-half of its term loans with an initial notional amount of $67.5 million with a three-year, costless interest rate collar.  The collar, which expired in March
2003, was based on three-month LIBOR with a floor of 6.43% and a ceiling of 8.75%.  O'Sullivan recorded additional (reduced) interest expense of $(2.1 million), $(5,000) and $2.1 million for fiscal 2003, 2002 and 2001, respectively.  These amounts represent the changes in fair value of the interest rate collar.  At June 30, 2002, the fair value of the interest rate collar of $2.1 million was recorded in accrued liabilities in the consolidated balance sheets.

Note 6 - Inventory.

Inventory consists of the following:

                                              June 30,
                                      ------------------------
                                         2003         2002
                                      -----------  -----------
                                           (in thousands)
                                                   -----------
Finished goods                      $      37,744$      39,199
Work in process                             3,923        5,158
Raw materials                              10,759        8,040
                                      -----------  -----------
                                    $      52,426$      52,397
                                      ===========  ===========

Note 7 - Property, Plant and Equipment.

Property, plant and equipment consists of the following:

                                              June 30,
                                      ------------------------
                                         2003         2002
                                      -----------  -----------
                                           (in thousands)
                                                   -----------
Land                                $         723$         414
Buildings and improvements                 34,660       34,123
Machinery and equipment                   137,856      131,887
Construction in progress                      220          667
                                      -----------  -----------
                                          173,459      167,091
Less: accumulated depreciation           (101,592)     (87,947)
                                      -----------  -----------
                                     $     71,867$      79,144
                                      ===========  ===========

         Depreciation expense was $13.3 million, $14.2 million and $12.8 million for fiscal 2003, 2002 and 2001, respectively, of which $11.4 million, $12.1 million, and $10.6 million, respectively, was included in cost of sales.

Note 8 - Accrued Liabilities.

Accrued liabilities consists of the following:

                                              June 30,
                                      ------------------------
                                         2003         2002
                                      -----------  -----------
                                           (in thousands)
                                                   -----------
Accrued employee compensation       $       6,302$      10,953
Accrued interest                            3,170        2,839
Accrued termination benefits                1,509            -
Other current liabilities                     482        4,596
                                      -----------  -----------
                                    $      11,463$      18,388
                                      ===========  ===========

Note 9 - Long-Term Debt and Other Borrowing Arrangements.

Long-term debt consists of the following:

                                                        June 30,
                                                ------------------------
                                                       2003     2,002
                                                -----------  -----------
                                                     (in thousands)
                                                             -----------
Senior term loan, tranche A                   $      10,593$      25,247
Senior term loan, tranche B                          77,673       87,285
Industrial revenue bonds                             10,000       10,000
Senior subordinated notes                            95,743       95,350
                                                -----------  -----------
Total debt                                          194,009      217,882
Less current portion                                 (4,039)      (4,430)
                                                -----------  -----------
Total long-term debt                          $     189,970$     213,452
                                                ===========  ===========

         Total debt, including the discount, net of accretion, of $4.3 million on the senior subordinated notes, matures as follows (in thousands):

2004            $       4,039
2005                    6,417
2006                   16,069
2007                   61,741
2008                        0
Thereafter            110,000
                  -----------
                $     198,266
                  ===========

         Senior Credit Facility.  O'Sullivan Industries is the obligor under a senior credit facility totaling
$175.0 million.  O'Sullivan Industries entered into an agreement for the senior credit facility on November 30, 1999.
The senior credit facility consisted of the following:

    o    Senior term loan, tranche A - $35.0 million term loan facility payable in 23 quarterly installments beginning
         March 31, 2000.  The outstanding balance has been reduced to $10.6 million.

    o    Senior term loan, tranche B - $100.0 million term loan facility payable in 26 quarterly installments beginning March 31, 2001.  The balance of these loans has been reduced to $77.7 million.

    o    Revolving credit facility - $30.0 million revolving credit facility due November 30, 2005, which includes a
         $15.0 million letter of credit subfacility and a $5.0 million swing line subfacility.  At June 30, 2003,
         O'Sullivan had no borrowings outstanding on the revolving credit facility and approximately $13.5 million of letters of credit outstanding.

         O'Sullivan Industries' obligations under the senior credit facility are secured by first priority liens and security interests in the stock of O'Sullivan Industries, O'Sullivan Industries - Virginia and O'Sullivan Furniture
Factory Outlet, Inc. and substantially all of the assets of O'Sullivan Industries, O'Sullivan Industries - Virginia and
O'Sullivan Furniture Factory Outlet, Inc.

         The senior credit facility and notes are subject to certain financial and operational covenants and other restrictions, including among others, a requirement to maintain certain financial ratios and restrictions on O'Sullivan
Industries' ability to make capital expenditures, sell assets, sell securities, engage in acquisitions and incur additional indebtedness.  In addition, the agreements effectively prohibit the payment of dividends on O'Sullivan stock.

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

         The senior credit facility was further amended in May 2002.  The amendment excludes from the definition of consolidated fixed charges $27.0 million paid by O'Sullivan Holdings to RadioShack Corporation pursuant to the tax sharing agreement in the quarter ended June 30, 2002.

         As of June 30, 2003, O'Sullivan executed an additional amendment to its senior credit facility.  The amendment revises certain financial covenants for quarters ending June 30, 2003 through June 30, 2004.  The amendment made several other changes to the senior credit facility, including reducing the revolving credit commitment from $40.0 million to $30.0 million and increasing the excess cash flow prepayment percentage from
75% to 100%.  The interest rate on loans under the senior credit facility was increased  to a Eurodollar rate plus
4.75% or prime plus 3.75% for revolving credit and tranche A term loans and a Eurodollar rate plus 5.25% or a base rate plus 4.25% for tranche B term loans.  O'Sullivan Industries also pays a quarterly fee equal to 0.5% per annum of the unused commitment under the senior credit facility.  On June 30, 2003, the interest rate for tranche A loans was
6.1%.  The interest rate for tranche B loans was 6.6%.  In addition, O'Sullivan will pay additional interest of 2.0%
on the outstanding balance of the tranche B loans on July 2, 2004 or when the loans are repaid.  At June 30, 2003,
O'Sullivan was in compliance with the amended debt covenants.

         The restriction on the incurrence of additional indebtedness in the senior credit facility limited O'Sullivan
Industries' ability to incur additional debt to approximately $4.1 million on June 30, 2003.  In addition, about
$1.5 million of the line of credit can be used for letters of credit.

         Refinancing.  On September 29, 2003, O'Sullivan issued $100.0 million of privately placed 10.63% senior secured notes maturing on October 1, 2008.  The notes were issued at a price of 95% providing $95.0 million in cash proceeds before expenses related to the issuance, which are estimated to be about $5 million.  The proceeds were used to repay the term loans under O'Sullivan's senior credit facility.  The notes are secured by a first-priority security interest in and lien on substantially all of O'Sullivan's assets (and on O'Sullivan's capital stock) other than accounts receivable, inventory, capital stock of O'Sullivan's subsidiaries, deposit accounts, certain books and records and certain licenses, and by a second-priority security interest in and lien on substantially all of O'Sullivan's accounts receivable, inventory, deposit accounts, certain books and records and certain licenses.  The notes are guaranteed by O'Sullivan Holdings, O'Sullivan Industries - Virginia and O'Sullivan Furniture Factory Outlet, Inc.
O'Sullivan also entered into a registration rights agreement pursuant to which it is obligated to file a registration statement with respect to an offer to exchange the notes for a new issue of identical notes registered under the
Securities Act of 1933, as amended, within 90 days after this offering closes, and to use all commercially reasonable efforts to cause the registration statement to declared effective on or prior to 180 days after the notes were issued.

O'Sullivan may also be required under certain circumstances to provide a shelf registration statement to cover resales of the notes.

         On September 29, 2003, O'Sullivan, O'Sullivan Industries - Virginia and O'Sullivan Furniture Factory
Outlet, Inc. also entered into a new asset-based credit agreement which permits revolving borrowings of up to $40.0 million to the extent of availability under a collateral borrowing base.  The credit agreement has a $25.0 million sub-
limit for letters of credit, of which O'Sullivan is currently utilizing approximately $14.0 million.  The credit agreement is secured by a first-priority security interest in and lien on substantially all of O'Sullivan's accounts receivable, inventory, deposit accounts, certain books and records and certain licenses, and a second-priority security interest in and lien on substantially all of its assets other than accounts receivable, inventory, capital stock of
O'Sullivan and its subsidiaries, deposit accounts, certain books and records and certain licenses.  O'Sullivan
Holdings guaranteed the obligations under the credit agreement.  The interest rate on loans under the credit agreement is a LIBOR rate plus 2.5% or an index rate plus 1.0%.  A fee equal to 0.5% per annum is paid on the unused commitment under the credit agreement.  O'Sullivan Industries - Virginia and O'Sullivan Furniture Factory
Outlet, Inc. are also parties to the credit agreement.  No loans were outstanding under the credit agreement as of
September 29, 2003.

         In connection with the repayment of the term loans and the termination of the revolving credit facility under the senior credit facility, O'Sullivan will expense approximately $2.3 million of unamortized issuance costs related to the facility in the first quarter of fiscal 2004.

         Industrial Revenue Bonds.  O'Sullivan Industries - Virginia is obligor on $10.0 million of variable rate industrial revenue bonds ("IRB's") that mature on October 1, 2008.  Interest on the IRB's is paid monthly.  The loan is secured by a $10.2 million standby letter of credit under the credit agreement.  At June 30, 2003 the interest rate on these bonds was about 1.27%.  A letter of credit provides liquidity and credit support for the IRB's; the cost of the letter of credit was an additional 3.25% in fiscal 2003.  Effective June 30, 2003 the cost increased to 4.75%.

         Senior Subordinated Notes.  The senior subordinated notes issued by O'Sullivan Industries totaling $100.0 million bear interest at the rate of 13.375% per annum and are due in 2009.  The notes were sold at 98.046% of their face value.  Interest is payable semiannually on April 15 and October 15.  The senior subordinated notes contain various covenants including restrictions on additional indebtedness based on EBITDA coverage.  In connection with these notes, O'Sullivan Holdings issued warrants to purchase 93,273 shares of O'Sullivan Holdings common stock at an exercise price of $0.01 per share and 39,273 shares of O'Sullivan Holdings Series B junior preferred stock at an exercise price of $0.01 per share.  The warrants were immediately exercisable and were recorded at their fair value of $3.5 million.  The notes were recorded net of discount, which consists of $2.0 million of original issue discount and $3.5 million of the original proceeds allocated to the estimated fair value of the warrants and which has been classified as paid-in capital in the consolidated balance sheets.

         The original issue discount and the warrants are amortized over the life of the notes using the effective interest rate method.  Expenses related to the issuance of the debt financing as part of the 1999 recapitalization and merger were approximately $13.0 million and have been capitalized and recorded as other assets.  Of this amount,
$1.0 million was paid to Bruckmann, Rosser, Sherrill & Co., LLC ("BRS, LLC").

Note 10 - Income Taxes.

         The income tax provision consists of the following:

                                                                                For the year ended June 30,
                                                                             ----------------------------------
                                                                                2003        2002        2001
                                                                             ----------  ----------  ----------
Current:                                                                               (in thousands)
                                                                                         ----------  ----------
    Federal                                                                 $         - $     (818) $      (68)
    State                                                                             -         320          17
                                                                             ----------  ----------  ----------
                                                                                      -       (498)        (51)
Deferred                                                                              -      99,211     (3,329)
                                                                             ----------  ----------  ----------
                                                                            $         - $    98,713 $   (3,380)
                                                                             ==========  ==========  ==========

The following table reconciles O'Sullivan's federal corporate statutory rate and its effective income tax rate:

                                                                                  For the year ended June 30,
                                                                             --------------------------------------
                                                                                2003         2002          2001
                                                                             -----------  ----------    -----------
Statutory rate                                                                        35.0%       35.0%          35.0%
State income taxes, net of federal benefit                                             -           1.6           (1.6)
Goodwill amortization                                                                  -           -              2.5
Valuation allowance                                                                  (35.0)      649.0            -
Other, net                                                                             -          (1.0)          (0.9)
                                                                             -----------  ----------    -----------
Effective tax rate                                                                     0.0%      684.6%          35.0%
                                                                             ===========  ==========    ===========

Deferred tax assets and liabilities consist of the following:

                                                                                                 June 30,
                                                                                        ---------------------------
                                                                                           2003            2002
                                                                                        -----------     -----------
                                                                                              (in thousands)
                                                                                                        -----------
Deferred tax assets:
Allowance for doubtful accounts                                                     $         1,102 $         1,517
Insurance liabilities                                                                           370             606
Accrued compensation                                                                          3,498           3,402
Inventories                                                                                   1,561           1,621
Other                                                                                           400             425
Section 338 deductions for future periods and unpaid liability to RadioShack                 72,067          81,374
Net operating loss carryforwards                                                             28,986          20,040
                                                                                        -----------     -----------
Subtotal                                                                                    107,984         108,985
Valuation allowance                                                                         (93,642)        (94,327)
                                                                                        -----------     -----------
Total deferred tax assets                                                                    14,342          14,658
                                                                                        -----------     -----------

Deferred tax liabilities:
Depreciation and amortization                                                               (12,048)        (13,101)
Other                                                                                        (2,294)         (1,557)
                                                                                        -----------     -----------
    Total deferred tax liabilities                                                          (14,342)        (14,658)
                                                                                        -----------     -----------
       Net deferred tax asset                                                       $             - $             -
                                                                                        ===========     ===========

         O'Sullivan recorded no tax expense in the year ended June 30, 2003.  O'Sullivan recorded tax expense of
$98.7 million for the year ended June 30, 2002 that included a valuation allowance of $94.3 million.  See Note 3 for a discussion of O'Sullivan's accounting with respect to the tax sharing agreement between RadioShack Corporation and O'Sullivan.

Note 11 - Stock Options.

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
otherwise, the options will vest in seven years from their date of grant or one day prior to their expiration.  On
June 19, 2000, the compensation committee of O'Sullivan Holdings granted options to purchase 75,800 shares of common stock at an exercise price of $1.90 per share, which was the estimated fair value of the underlying common stock at the date of grant.  The expiration date of these options is November 30, 2009.  Twenty percent of these options were exercisable at June 30, 2003.

         In November 2001, O'Sullivan Holdings adopted its 2001 Director Common Stock Option Plan.  Pursuant
to this plan, O'Sullivan Holdings may issue up to 15,000 shares of O'Sullivan Holdings common stock to O'Sullivan
Holdings directors who are not employees of, or consultants to, O'Sullivan or BRS or any affiliate of BRS.  The exercise price for shares issued under the plan is equal to the fair market value on the date of grant.  Options issued pursuant to the plan will vest in three equal annual installments.  On November 15, 2001, the Board granted options to purchase 6,000 shares of common stock at an exercise price of $1.90 per share, which was the estimated fair value of the underlying common stock at the date of grant.  The expiration date of these options is November 15, 2011.
Two thousand of these options were exercisable at June 30, 2003.

                                  Summary of Common Stock Option Transactions
                                          (share amounts in thousands)
                                         June 30, 2003            June 30, 2002              June 30, 2001
                                    ------------------------ ------------------------  -------------------------
                                                  Weighted                 Weighted                  Weighted
                                                   Average                  Average                   Average
                                                  Exercise                 Exercise                  Exercise
                                      Shares        Price      Shares        Price      Shares         Price
                                    ------------ ----------- ----------   -----------  ----------- -------------
Outstanding at beginning of year            82 $           1.90  76      $          1.90      76 $             1.90
Grants                                       -                        6             1.90       1               1.90
Exercised                                    -                        -                        -               -
Converted into Series A junior               -                        -
preferred stock options                                                                        -               -
Extinguished and exchanged for               -                        -
 senior preferred stock and cash                                                               -               -
Canceled                                    (1)            1.90       -                       (1)              1.90
                                    ----------               ----------                ---------
Outstanding at end of year                  81             1.90      82             1.90      76               1.90
                                    ==========               ==========                =========
Exercisable at end of year                  17             1.90      15             1.90      15               1.90
                                    ==========               ==========                =========
Weighted average fair value of                 $         N/A             $          0.37         $             0.43
options granted during the year
                                              == ===========            =============              =============

         In the 1999 recapitalization and merger, O'Sullivan Holdings issued options to purchase 60,318.67 shares of its Series A junior preferred stock, par value $0.01 per share, in exchange for certain options held by management participants in the buyout. All of these options are currently vested and exercisable and expire on December 31,
2025.  The agreements for the options to purchase O'Sullivan's Series A junior preferred stock provide for a special accrual at the rate of 14% per annum on the difference between the liquidation value of the stock ($150.00 per share)
and the exercise price of the option ($50.00 per share). The special accrual accrues at the same time and in the same manner as would dividends on issued and outstanding shares of O'Sullivan Holdings' Series A junior preferred stock.
No amount is payable until the exercise of the option, and payment is further subject to the terms of any debt agreement of O'Sullivan. When made, payment of the special accrual may be made in cash or by a reduction in the exercise price for the option. The special accrual approximated $1.2 million, $1.1 million and $946,000 for fiscal

2003, 2002 and fiscal 2001, respectively, and is included in selling, marketing and administrative expense in the consolidated statements of operations.

         O'Sullivan accounts for stock-based compensation for employees under APB No. 25 and has adopted the disclosure-only provisions of SFAS 123.  Accordingly, no stock-based compensation cost has been recognized for options except as mentioned above.  See Note 2 for the pro forma disclosures had compensation cost for stock option plans been determined in accordance with the provisions of SFAS 123.

Note 12 - Employee Benefit Plans.

         Prior to December 31, 2002, O'Sullivan Holdings maintained a stock purchase program that was available to most employees.  The stock purchase program (the "SPP"), as amended, allowed a maximum employee contribution of 5%, while O'Sullivan's matching contribution was 25%, 40% or 50% of the employee's contribution, depending on the length of the employee's participation in the program.  The program invested contributions in a broad-based mutual fund.  The matching contributions to the stock purchase program were $307,000, $640,000 and
$673,000 in fiscal years 2003, 2002 and 2001, respectively.  O'Sullivan Holdings terminated the SPP effective
December 31, 2002.

         O'Sullivan Holdings also has a Savings and Profit Sharing Plan in which most employees are eligible to participate.  Under the savings orss. 401(k) portion of the plan, employees may contribute from 1% to 50% of their compensation (subject to certain limitations imposed by the Internal Revenue Code).  Prior to January 1, 2003,
O'Sullivan made matching contributions equal to 50% of the first 5% of eligible employee contributions.  The matching contribution increased to 100% of the first 5% of eligible employee contributions effective January 1,
2003.  Under the profit sharing portion of the plan, O'Sullivan may contribute annually an amount determined by the
Board of Directors. Employer matching contributions vest immediately, while profit sharing contributions vest 100%
when the employee has five years of service with O'Sullivan.  For fiscal 2003, 2002 and 2001, O'Sullivan accrued approximately $0, $2.2 million, and $0 respectively, for the profit sharing portion of the plan.  The matching contributions to the savings portion of the plan were $858,000, $458,000 and $600,000 in fiscal years 2003, 2002 and 2001, respectively.

         Effective July 1, 1997, O'Sullivan Holdings implemented its Deferred Compensation Plan.  This plan is available to employees of O'Sullivan deemed to be "highly compensated employees" pursuant to the Internal
Revenue Code.  O'Sullivan makes certain matching and profit sharing accruals to the accounts of participants.  All amounts deferred or accrued under the terms of the plan represent unsecured obligations of O'Sullivan Holdings to the participants.  Matching and profit sharing accruals under this plan were not material in fiscal 2003, 2002 or 2001.

Note 13 - Condensed Consolidating Financial Information.

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
Net sales for the fiscal years ended June 30, 2003 and 2002 were $1.4 million, and $135,000, respectively.  Net income (loss) for the fiscal years ended June 30, 2003 and 2002 were $112,000 and $(13,000), respectively.  At
June 30, 2003 and 2002, total assets were $241,000 and $191,000, respectively.  Total liabilities, excluding payables to affiliates, were $28,000 and $20,000, respectively.

Condensed Consolidating Statements of Operations

                                                                   For the year ended June 30, 2003
                                                                            (in thousands)
                                                   ----------------------------------------------------------------
                                                                    O'Sullivan
                                                    O'Sullivan     Industries -    Consolidating
                                                    Industries       Virginia       Adjustments      Consolidated
                                                   -------------  --------------  ---------------  ----------------
Net sales                                        $       205,572$         83,580$               -$          289,152
Cost of sales                                            149,492          65,485                -           214,977
                                                   -------------  --------------  ---------------  ----------------
Gross profit                                              56,080          18,095                -            74,175

Operating expenses:
     Selling, marketing and administrative                37,634           7,829                -            45,463
     Restructuring charge                                  2,049               -                -             2,049
                                                   -------------  --------------  ---------------  ----------------

Op
Operating income                                          16,397          10,266                -            26,663

Other income (expense):
     Interest expense                                    (21,277)           (496)               -           (21,773)
     Interest income                                         243               -                -               243
     Other financing costs                                  (445)              -                -              (445)
     Equity in earnings of subsidiary                      9,770               -           (9,770)                -
                                                   -------------  --------------  ---------------  ----------------

Income before income tax provision                         4,688           9,770           (9,770)            4,688
Income tax provision                                           -               -                -                 -
                                                   -------------  --------------  ---------------  ----------------

Net income                                       $         4,688$          9,770$          (9,770$            4,688
                                                   =============  ==============  ===============  ================

                                                                   For the year ended June 30, 2002
                                                                            (in thousands)
                                                   ----------------------------------------------------------------
                                                                    O'Sullivan
                                                    O'Sullivan     Industries -    Consolidating
                                                    Industries       Virginia       Adjustments      Consolidated
                                                   -------------  --------------  ---------------  ----------------
Net sales                                        $       243,698$        105,400$               -$          349,098
Cost of sales                                            174,040          80,622                -           254,662
                                                   -------------  --------------  ---------------  ----------------
Gross profit                                              69,658          24,778                -            94,436

Operating expenses:
     Selling, marketing and administrative                43,465          10,865                -            54,330
                                                   -------------  --------------  ---------------  ----------------

Op
Operating income                                          26,193          13,913                -            40,106

Other income (expense):
     Interest expense                                    (25,267)           (585)               -           (25,852)
     Interest income                                         370               -                -               370
     Other financing costs                                  (204)              -                -              (204)
     Equity in loss of subsidiary                        (11,280)              -           11,280                 -
                                                   -------------  --------------  ---------------  ----------------

Income (loss) before income tax provision                (10,188)         13,328           11,280            14,420
Income tax provision                                      74,105          24,608                -            98,713
                                                   -------------  --------------  ---------------  ----------------

Net loss                                         $       (84,293$        (11,280$          11,280$          (84,293)
                                                   =============  ==============  ===============  ================

                                                                  For the year ended June 30, 2001
                                                                           (in thousands)
                                                  ----------------------------------------------------------------
                                                                  O'Sullivan
                                                   O'Sullivan     ndustries -    Consolidating
                                                   Industries    I Virginia       Adjustments       Consolidated
                                                  -------------  -------------  ----------------  ----------------
Net sales                                       $       254,538$       104,273$                -$          358,811
Cost of sales                                           190,870         78,850                 -           269,720
                                                  -------------  -------------  ----------------  ----------------

Gross profit                                             63,668         25,423                 -            89,091

Operating expenses:
     Selling, marketing and administrative               41,253         15,208                 -            56,461
     Restructuring charge                                10,506              -                 -            10,506
                                                  -------------  -------------  ----------------  ----------------
Total operating expenses                                 51,759         15,208                 -            66,967
                                                  -------------  -------------  ----------------  ----------------

Operating income                                         11,909         10,215                 -            22,124

Other income (expense):
     Interest expense                                   (30,610)        (1,070)                -           (31,680)
     Interest income                                        474              -                 -               474
     Other financing costs                                 (574)             -                 -              (574)
     Equity in earnings of subsidiary                     6,003              -           (6,003)                 -
                                                  -------------  -------------  ----------------  ----------------

Income (loss) before income tax provision and
     cumulative effect of accounting change             (12,798)         9,145           (6,003)            (9,656)
Income tax provision (benefit)                           (6,522)         3,142                 -            (3,380)
                                                  -------------  -------------  ----------------  ----------------
Income (loss) before cumulative effect of          6,276)                                          6,276)
     accounting change                            (                      6,003           (6,003)  (
Cumulative effect of accounting change, net
     of income tax benefit of $53                           (95)             -                 -               (95)
                                                  -------------  -------------  ----------------  ----------------
Net income (loss)                               $        (6,371$         6,003$          (6,003)$           (6,371)
                                                  =============  =============  ================  ================

Condensed Consolidating Balance Sheets

                                                                          June 30, 2003
                                                                         (in thousands)
                                                  -------------------------------------------------------------
                                                                 O'Sullivan      onsolidating
                                                   O'Sullivan    ndustries -     Adjustments
                                                   Industries   I Virginia      C                Consolidated
                                                  ------------  -------------   --------------  ---------------
ASSETS:
     Current assets                              $      75,142 $       13,065 $              - $         88,207
     Property, plant and equipment, net                 40,385         31,482                -           71,867
     Other assets                                        8,896             86                -            8,982
     Investment in subsidiaries                         33,626              -          (33,626)               -
     Goodwill                                           38,088              -                -           38,088
     Receivable from parent                                  -         33,540          (33,540)               -
                                                  ------------  -------------   --------------  ---------------
         Total assets                            $     196,137 $       78,173 $        (67,166)$        207,144
                                                  ============  =============   ==============  ===============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
     Current liabilities                         $      20,978 $       20,821 $              - $         41,799
     Long-term debt                                    179,970         10,000                -          189,970
     Other liabilities                                   2,439              -                -            2,439
     Payable to parent - tax sharing agreement          51,543         13,726                            65,269
     Other payable to parent                            34,730              -          (33,540)           1,190
     Stockholder's equity (deficit)                    (93,523)        33,626          (33,626)         (93,523)
                                                  ------------  -------------   --------------  ---------------
         Total liabilities and stockholder's     $     196,137 $       78,173 $        (67,166)$        207,144
              equity (deficit)
                                                  ============  =============   ==============  ===============

                                                                          June 30, 2002
                                                                         (in thousands)
                                                  -------------------------------------------------------------
                                                                 O'Sullivan      onsolidating
                                                   O'Sullivan    ndustries -     Adjustments
                                                   Industries   I Virginia      C                Consolidated
                                                  ------------  -------------   --------------  ---------------
ASSETS:
     Current assets                              $      92,556 $       15,418 $              - $        107,974
     Property, plant and equipment, net                 53,739         34,095                -           87,834
     Other assets                                       10,152            102                -           10,254
     Investment in subsidiaries                         23,856              -          (23,856)               -
     Goodwill                                           38,088              -                -           38,088
     Receivable from parent                                  -         19,948          (19,948)               -
                                                  ------------  -------------   --------------  ---------------
         Total assets                            $     218,391 $       69,563 $        (43,804)$        244,150
                                                  ============  =============   ==============  ===============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
     Current liabilities                         $      35,493 $       20,912 $              - $         56,405
     Long-term debt                                    203,452         10,000                -          213,452
     Other liabilities                                   2,570              -                -            2,570
     Payable to parent - tax sharing agreement          55,559         14,795                            70,354
     Other payable to parent                            20,129              -          (19,948)             181
     Stockholder's equity (deficit)                    (98,812)        23,856          (23,856)         (98,812)
                                                  ------------  -------------   --------------  ---------------
         Total liabilities and stockholder's     $     218,391 $       69,563 $        (43,804)$        244,150
              equity (deficit)
                                                  ============  =============   ==============  ===============

Condensed Consolidating Statements of Cash Flows

                                                                   For the year ended June 30, 2003
                                                                            (in thousands)
                                                    ---------------------------------------------------------------
                                                                    O'Sullivan     onsolidating
                                                     O'Sullivan     ndustries -    Adjustments
                                                     Industries    I Virginia     C                 Consolidated
                                                    -------------  -------------  --------------  -----------------
Net cash flows provided (used) by operating                                                    -
     activities                                   $        (1,587$        15,336$               $            13,749
                                                    -------------  -------------  --------------  -----------------

Investing activities:
     Capital expenditures                                  (3,337)        (1,744)              -             (5,081)
     Repayment of loans to affiliates                      13,592              -         (13,592)                 -
     Proceeds on sale of assets                     6,788                      -               -  6,788
                                                    -------------  -------------  --------------  -----------------
         Net                                               17,043         (1,744)        (13,592)             1,707
                                                    -------------  -------------  --------------  -----------------

Financing activities:
     Advances (repayments) on loans from
         affiliates                                         1,009        (13,592)         13,592              1,009
     Repayment of borrowings                              (24,265)             -               -            (24,265)
                                                    -------------  -------------  --------------  -----------------
         Net                                              (23,256)       (13,592)         13,592            (23,256)
                                                    -------------  -------------  --------------  -----------------

Cash and cash equivalents:
     Net decrease in cash and cash equivalents             (7,800)             -               -             (7,800)
     Cash and cash equivalents, beginning of
         period                                            15,773              4               -             15,777
                                                    -------------  -------------  --------------  -----------------
Cash and cash equivalents, end of period          $         7,973$             4$              -$             7,977
                                                    =============  =============  ==============  =================

                                                                   For the year ended June 30, 2002
                                                                            (in thousands)
                                                    ---------------------------------------------------------------
                                                                    O'Sullivan     onsolidating
                                                     O'Sullivan     ndustries -    Adjustments
                                                     Industries    I Virginia     C                 Consolidated
                                                    -------------  -------------  --------------  -----------------
Net cash flows provided by operating activities   $         6,972$        18,143$              -$            25,115
                                                    -------------  -------------  --------------  -----------------

Investing activities:
     Capital expenditures                                  (6,179)        (2,465)              -             (8,644)
     Repayment of loans to affiliates                      15,678              -         (15,678)                 -
                                                    -------------  -------------  --------------  -----------------
         Net                                                9,499         (2,465)        (15,678)            (8,644)
                                                    -------------  -------------  --------------  -----------------

Financing activities:
     Advances (repayments) on loans from
         affiliates                                           790        (15,678)         15,678                790
     Repayment of borrowings                               (8,544)             -               -             (8,544)
                                                    -------------  -------------  --------------  -----------------
         Net                                               (7,754)       (15,678)         15,678             (7,754)
                                                    -------------  -------------  --------------  -----------------

Cash and cash equivalents:
     Net increase in cash and cash equivalents              8,717              -               -              8,717
     Cash and cash equivalents, beginning of
         period                                             7,056              4               -              7,060
                                                    -------------  -------------  --------------  -----------------
Cash and cash equivalents, end of period          $        15,773$             4$              -$            15,777
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

Note 15 - Related Party Transactions.

         BRS.  O'Sullivan entered into a management services agreement with BRS, LLC for strategic and financial advisory services on November 30, 1999. The fee for these services is the greater of (a) 1% of O'Sullivan's consolidated cash flow (as defined in the indenture related to the O'Sullivan senior subordinated notes) or (b)
$300,000 per year.  Under the management services agreement, BRS, LLC can also receive reimbursement for expenses.

         The credit agreement, the indenture for the senior secured notes and the management services agreement all contain certain restrictions on the payment of the management fee.  The management services agreement provides that no cash payment for the management fee can be made unless the fixed charge coverage ratio (as defined in the indenture for the senior subordinated notes) for O'Sullivan's most recently ended four full fiscal quarters would have been greater than 2.0 to 1.0.  Similarly, the indenture for the senior secured notes provides that payments under the management services agreement are conditional and contingent upon the fixed charge coverage ratio (as defined in the indenture for the senior secured notes) for the four most recently ended full fiscal quarters immediately preceding any payment date being at least 2.0 to 1.  The credit agreement prevents O'Sullivan from paying fees and expenses under the management services agreement if a default or event of default exists or if one would occur as a result of the payment.  All fees and expenses under the management services agreement are subordinated to the senior subordinated notes.

         In September 2000, O'Sullivan paid BRS, LLC $682,000 under the management services agreement, of which $266,000 was a prepayment of a portion of the fiscal 2001 management fees.  The management fee and other reimbursable costs of $442,000, $501,000 and $536,000 recognized during fiscal years 2003, 2002 and 2001, respectively, are included in selling, marketing and administrative expense in the consolidated statement of operations.  The amounts due BRS, LLC at June 30, 2002 approximated $719,000 and is included in accrued liabilities on the consolidated balance sheets.  O'Sullivan paid BRS, LLC $713,000 in the first quarter of fiscal 2003 for the balance owed through June 30, 2002 and $305,000 as a prepayment of the fiscal 2003 management fee.  In
January 2003, O'Sullivan made an additional prepayment of $285,000 for the fiscal 2003 management fee.  At
June 30, 2003, the prepaid balance of $147,000 is included in prepaid expenses on the consolidated balance sheets.

Note 16 - Commitments and Contingencies.

         Leases.  O'Sullivan leases warehouse space, computers and certain other equipment under operating leases.
As of June 30, 2003, minimum future lease payments for all noncancellable lease agreements were as follows (in thousands):

2004              $        1,412
2005                         706
2006                         591
2007                         121
2008                          72
Thereafter                    36
                      ----------
Total             $        2,938
                      ==========

         Amounts incurred by O'Sullivan under operating leases (including renewable monthly leases) were
$1.8 million, $1.9 million and $1.9 million in fiscal 2003, 2002 and 2001, respectively.

         Tax Sharing Agreement between O'Sullivan Holdings and RadioShack.  During fiscal 2003, 2002 and
2001, O'Sullivan paid $9.3 million, $27.7 million and $0.0, respectively, to O'Sullivan Holdings pursuant to the tax sharing agreement.  Future tax sharing agreement payments are contingent on taxable income.  The maximum payments are fiscal 2004-- $11.6 million; fiscal 2005-- $10.5 million; fiscal 2006-- $11.3 million; and thereafter
--$38.7 million.

         Litigation.  On September 24, 2002, Montgomery Ward, LLC filed suit against O'Sullivan in the U.S.
Bankruptcy Court, District of Delaware, for the avoidance and recovery of alleged preferential transfers under
Bankruptcy Codess.ss.547 and 550.  Montgomery Ward claims the alleged payments aggregate $3.7 million and has demanded that amount, together with interest.

         O'Sullivan responded to the complaint, asserting defenses under the Bankruptcy Code and denying an essential element of Montgomery Ward's case.  O'Sullivan is contesting this lawsuit vigorously.  No trial date has been set O'Sullivan believes that the outcome of the preference action by Montgomery Wards will not have a material adverse effect on its results of operations, liquidity or financial condition.

         In August, 2003, Ames Department Stores, Inc. filed suit against O'Sullivan Industries in the U.S.
Bankruptcy Court, Southern District of New York alleging that payments made by Ames within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from O'Sullivan
Industries by Ames, together with interest.  The alleged payments aggregate $2.1 million.  O'Sullivan received the summons in this action on September 22, 2003.  O'Sullivan believes it did not receive any preferential payments and plans to contest this lawsuit vigorously. However, until the claim can be investigated further, O'Sullivan is unable to predict the outcome of this litigation.

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

         O'Sullivan's manufacturing facilities ship waste product to various disposal sites.  O'Sullivan Industries has been designated as a potentially responsible party under the Arkansas Remedial Action Trust Fund Act in connection with the cost of cleaning up one site in Diaz, Arkansas and has entered into a de minimis buyout agreement with certain other potentially responsible parties, pursuant to which it has contributed $2,000 to date toward cleanup costs.  O'Sullivan believes that amounts it may be required to pay in the future, if any, will be immaterial.

         Retirement Agreement.  In October 1998, O'Sullivan Holdings entered into a Retirement and Consulting
Agreement, Release and Waiver of Claims with Daniel F. O'Sullivan.  Under the retirement agreement, as amended in May 1999, Mr. O'Sullivan resigned as Chief Executive Officer in October 1998 and retired as an executive on
March 31, 2000.  O'Sullivan agreed to pay Mr. O'Sullivan $42,160 per month for 36 months after his retirement and then to pay him $11,458 per month until he reaches age 65.  Payments under Mr. O'Sullivan's retirement and consulting agreement amount to an aggregate of $2.2 million and a present value of approximately $1.9 million.
During this period, Mr. O'Sullivan is required to provide consulting, marketing and promotional services with respect to O'Sullivan's manufacturing activities and relations with major customers, if requested by O'Sullivan, from time to time.  Mr. O'Sullivan has agreed not to compete with O'Sullivan during the period he is a consultant.
O'Sullivan will also provide Mr. O'Sullivan with health insurance during the term of the agreement and thereafter until he becomes eligible for Medicare and life insurance during the term of the agreement.

Note 17 - Major Customers.

         Sales to three customers exceeded 10% of gross sales.  Sales to such customers as a percentage of gross sales were:

                                       Year ended June 30,
                                ---------------------------------
                                   2003        2002       2001
                                ----------- ---------- ----------
Customer A                              19%        19%        19%
Customer B                              13%        14%        17%
Customer C                              12%        12%        11%

Note 18 - Quarterly Operating Results - Unaudited

                                                         (in thousands)
                             ------------------------------------------------------------------------
                                                    Fiscal 2003 (By Quarter)
                             ------------------------------------------------------------------------
                                    1                 2                3                    4
                             ------------------------------------------------------------------------

Net sales                    $      71,557     $      79,111    $       86,866       $      51,618
Gross profit                        19,973            19,727            21,246              13,229
Net income (loss)                    2,252 1           2,725 1           3,499 1, 2         (3,7881, 2

                                                         (in thousands)
                             ------------------------------------------------------------------------
                                                    Fiscal 2002 (By Quarter)
                             ------------------------------------------------------------------------
                                    1                 2                3                   4
                             ------------------------------------------------------------------------

Net sales                    $      82,1933    $      84,3143   $      105,467     $        77,124
Gross profit                        20,4683           21,6653           30,506              21,797
Net income (loss)                   (1,021)            1,573           (88,8484              4,0031

--------------------------------------------

         1Net income (loss) reflects the absence of tax expense because of the valuation allowance taken against
O'Sullivan's net deferred tax asset in the third quarter of fiscal 2002.

         2The third and fourth quarters of fiscal 2003 include $540,000 and $1.5 million, respectively, of restructuring charges as described in Note 4.

         3 Net sales, gross profit and selling, marketing and administrative expense for the first and second quarters of fiscal 2002 have been adjusted to reflect a new accounting pronouncement which requires a reclassification of certain selling expenses to a reduction of net sales.

         4The third quarter of fiscal 2002 includes income tax expense of $98.7 million resulting from the valuation allowance recorded in connection with O'Sullivan's net deferred tax asset.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

Item 9A.  Controls and Procedures.

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

         As of the end of the period covered by this report, O'Sullivan carried out an evaluation, under the supervision and with the participation of O'Sullivan's management, including O'Sullivan's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of O'Sullivan's disclosure controls and procedures.  Based on the foregoing, O'Sullivan's Chief Executive Officer and Chief Financial Officer concluded that O'Sullivan's disclosure controls and procedures were effective.

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

Richard D. Davidson, 55, was promoted to President and Chief Executive Officer of O'Sullivan Holdings, O'Sullivan
Industries and O'Sullivan Industries - Virginia in January 2000.  He was named President and Chief Operating
Officer and a Director of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia in 1996.  He
has also served as President and Chief Executive Officer and a director of O'Sullivan Furniture Factory Outlet, Inc.
since March 2002.

Daniel F. O'Sullivan, 62, was named President, Chief Executive Officer and a Director of O'Sullivan Holdings in
November 1993 and became Chairman of the Board in December 1993.  He relinquished the position of President of
O'Sullivan Holdings in July 1996 and resigned as Chief Executive Officer in October 1998.  He served as President of O'Sullivan Industries from 1986 until July 1996, and was appointed Chairman of the Board and Chief Executive
Officer in 1994.  He also served as Chairman of the Board and Chief Executive Officer of O'Sullivan Industries -
Virginia.  Mr. O'Sullivan was employed by O'Sullivan from 1962 until his retirement.  Under the terms of his retirement and consulting agreement with O'Sullivan Holdings, Mr. O'Sullivan retired as an executive of O'Sullivan
Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia effective March 31, 2000.  He remains as non-
executive Chairman of the Board for each company.

Harold O. Rosser, 54, was appointed a director of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan
Industries - Virginia in connection with the November 1999 recapitalization and merger.  Mr. Rosser has been a principal of BRS, LLC since August 1995.  Mr. Rosser was an officer of Citicorp Venture Capital from 1987 through July 1995.  He is a director of Acapulco Restaurants, Inc., H&E Equipment Services, LLC, Il Fornaio
(America) Corporation, McCormick and Schmick Restaurant Corporation, Penhall International, Inc. and RACI
Holdings Inc./Remington Arms Co., Inc.

Executive Officers.

         O'Sullivan's executive officers, and their ages and positions with O'Sullivan as of September 1, 2003, are as follows:

Name                                 Age      Officer   Position(s)
                                               Since
Richard D. Davidson                   55       1996     President and Chief Executive Officer and Director
Tyrone E. Riegel                      60       1969     Executive Vice President
Phillip J. Pacey                      38       1999     Senior Vice President and Chief Financial Officer
Thomas M. O'Sullivan, Jr.             48       1993     Senior Vice President-Sales
Michael P. O'Sullivan                 43       1995     Senior Vice President-Marketing
Rowland H. Geddie, III                49       1993     Vice President, General Counsel and Secretary
E. Thomas Riegel                      59       1993     Vice President-Strategic Operations
James C. Hillman                      58       1973     Vice President-Human Resources
Tommy W. Thieman                      52       1999     Vice President-Manufacturing-Lamar
Stuart D. Schotte                     41       1999     Vice President-Supply Chain Management
Neal C. Ruggeberg                     46       2002     Vice President and Chief Information Officer

         Tyrone E. Riegel has been Executive Vice President of O'Sullivan Industries since July 1986 and served as a Director from March 1994 through November 1999.  He was appointed as Executive Vice President and a Director of O'Sullivan Holdings in November 1993.  His service as a director of O'Sullivan Holdings ended November 1999.
Mr. Riegel also serves as Executive Vice President of O'Sullivan Industries - Virginia.  Mr. Riegel has been employed by O'Sullivan since January 1964.  Since March 2002, he has served as Executive Vice President and a
Director of O'Sullivan Furniture Factory Outlet, Inc.  Mr. Riegel has announced his early retirement to take place in
November 2003.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Under the securities laws of the United States, O'Sullivan Holdings' directors, executives and any persons holding 10% or more of Common Stock are required to report their ownership of O'Sullivan Holdings' securities and any change in that ownership to the Securities and Exchange Commission.  Specific due dates for these reports have been established and we are required to report in this report any failure to file by these dates during the fiscal year ended June 30, 2003.  All of these filing requirements were satisfied by our directors and executives during fiscal
2003.

Code of Ethics

         O'Sullivan has long had a code of ethics applicable to all of its employees.  In response to the adoption of the Sarbanes-Oxley Act of 2002, we adopted an additional code of ethics applicable to our chief executive officer, chief financial officer, controller and the members of our disclosure committee.  The additional code of ethics addresses the financial reporting process more specifically than the code of ethics applicable to all employees.  We will provide a copy of both codes of ethics to any person without charge upon request.  Requests should be sent in writing to General Counsel, O'Sullivan Industries, Inc., 1900 Gulf Street, Lamar, Missouri 64759-1899, including the name and address of the person to whom the copies should be sent.

Item 11.  Executive Compensation.

                                            SUMMARY COMPENSATION TABLE

         The following table reflects the cash and non-cash compensation for the chief executive officer of
O'Sullivan and the four next most highly compensated executive officers at June 30, 2002.

                                                            Annual Compensation1
                                                    -------------------------------------
                                         iscal Year       Salary              Bonus        All Other Compensation
      Name and Principal Position       F                   ($)                ($)                   ($)2

Richard D. Davidson                         2003                372,415                 -                     55,980
President and                               2002                300,000           199,800                     31,281
Chief Executive Officer                     2001                297,885           105,000                     49,896

Tyrone E. Riegel                            2003                224,846                 -                     40,122
Executive Vice President                    2002                231,200           101,570                     25,872
                                            2001                212,885            53,300                     39,603

Thomas M. O'Sullivan, Jr.                   2003                179,531                 -                     30,133
Senior Vice President-Sales                 2002                160,000            76,300                     19,351
                                            2001                159,423            40,000                     28,067

Phillip J. Pacey                            2003                174,338                 -                     28,986
Senior Vice President and                   2002                150,000            81,550                     18,220
Chief Financial Officer                     2001                149,615            37,500                     24,970

Michael P. O'Sullivan                       2003                151,277                 -                     26,752
Senior Vice President-Marketing             2002                140,400            66,990                     17,653
                                            2001                140,192            35,100                     25,876

E. Thomas Riegel                            2003                151,277                 -                     27,477
Vice President-Strategic Operations         2002                140,400            53,352                     18,464
                                            2001                140,192            28,380                     26,953

Rowland H. Geddie, III                      2003                151,277                 -                     26,179
Vice President, General Counsel &           2002                140,400            63,352                     17,428
Secretary                                   2001                140,192            28,380                     25,401

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

         2In fiscal 2003, other compensation for the named officers consisted of the following:

                                                      Matching and
                                                     Profit Sharing,    Stock Purchase       Matching and
                                                      Contributions        Program          Profit Sharing
                             Group Life               under Savings        ("SPP")          Contributions
                              Insurance     Auto       and Profit          Matching         under Deferred
            Name              Premiums    Allowance   Sharing Plan      Contributions     Compensation Plan
Richard D. Davidson          $      2,583$     9,000      $    16,837  $           9,971 $              17,589
Tyrone E. Riegel             $      4,914$     8,500      $    12,986  $           5,557 $               8,165
Thomas M. O'Sullivan, Jr.    $      1,047$     8,500      $    11,977  $           4,311 $               4,297
Phillip J. Pacey             $        385$     8,500      $    11,419  $           4,370 $               4,312
Michael P. O'Sullivan        $        500$     8,500      $     9,626  $           3,702 $               4,423
E. Thomas Riegel             $      2,888$     8,000      $     9,799  $           3,369 $               3,421
Rowland H. Geddie, III       $        867$     8,000      $    10,034  $           3,619 $               3,659

         The table does not include amounts payable in the event of a Change in Control.  See "Change in Control
Protections".

                                          OPTION GRANTS IN THE LAST YEAR

         During the fiscal year ended June 30, 2003, no options were granted to the named officers.

                           OPTION EXERCISES IN THE LAST YEAR AND YEAR-END OPTION VALUES

         No options were exercised by the named officers in fiscal 2003.  The following table summarizes information regarding outstanding options to purchase O'Sullivan Holdings stock held by the named officers as of
June 30, 2003.  All options to purchase Series A junior preferred stock are vested and exercisable.

                                                                                         Series A junior preferred
                                                  Common Stock                                     stock
                             -------------------------------------------------------   -----------------------------
                                               Option        Value of     Value of
                                 Option        shares        exercis-    unexercis-        Option        Value of
                                 shares      unexercis-        able         able           shares       exercisable
                              exercisable      able at      options at   options at      exercisable    options at
            Name               at 6/30/03      6/30/03        6/30/03     6/30/03         at 6/30/03      6/30/03
Richard D. Davidson                   1,700          6,800   $         - $          -      10,929      $   1,775,479
Tyrone E. Riegel                        800          3,200   $         - $          -       3,378      $     548,706
Thomas M. O'Sullivan, Jr.               800          3,200   $         - $          -       5,996      $     974,112
Phillip J. Pacey                        800          3,200   $         - $          -       1,411      $     229,287
Michael P. O'Sullivan                   800          3,200   $         - $          -       6,176      $   1,003,291
E. Thomas Riegel                        600          2,400   $         - $          -       4,390      $     713,123
Rowland H. Geddie, III                  600          2,400   $         - $          -       6,375      $   1,035,629

         Tyrone E. Riegel, our Executive Vice President, has entered into an early retirement agreement with
O'Sullivan.  Pursuant to the agreement, he will retire effective November 15, 2003.  O'Sullivan has agreed to pay him $335,336.54 in a lump sum on January 2, 2004, and to pay him $5,000 per month for thirty months, beginning
May 15, 2005.  In addition, we will pay health insurance for Mr. Riegel and his family through November 15, 2007.
Mr. Riegel has agreed to act as our consultant through November 15, 2007 and has agreed not to compete with us through that period.  In addition, the Compensation Committee has approved an amendment to Mr. Riegel's common stock option agreement that permits him to retain his options after he is no longer an O'Sullivan employee.  His options will continue to vest as though he were still an O'Sullivan employee.

                                           CHANGE IN CONTROL PROTECTIONS

         O'Sullivan Holdings has termination protection agreements with its executive officers.  If the employment of a protected employee is terminated by us within a period of up to 24 months after a change in control, the employee will be entitled to receive various benefits.  These benefits include:

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

         The agreements for certain executive officers also provide for cash payments in lieu of matching payments under the Savings and Profit Sharing Plan.  The agreements for certain executive officers also provide that, in some circumstances, they may voluntarily leave our employment after a change in control and receive the benefits under the protection agreements.  These circumstances include:

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

         However, for purposes of the 1999 recapitalization and merger, each of the executive officers waived his right to receive benefits under the protection agreements in these circumstances, other than a reduction in his salary or bonus.

         The table below sets forth the total payments that may be received by each of the named officers if these persons are terminated during fiscal 2004, assuming the provisions of his Termination Protection Agreement were applicable.  The values of non-cash benefits have been included on the basis of their estimated fair value.  These amounts do not include any payments to be received for shares of O'Sullivan stock or options to acquire O'Sullivan stock.  These amounts also do not include payments which we would make to offset the effect of excise taxes or to purchase any officer's home.  We have assumed for this purpose that the named officers are terminated on September
30, 2003.

            Officer                                                                                     Amount

Richard D. Davidson................................................................................... $794,762
      President and Chief Executive Officer
Tyrone E. Riegel...................................................................................... $476,590
      Executive Vice President
Thomas M. O'Sullivan, Jr.............................................................................. $379,515
      Senior Vice President-Sales
Phillip J. Pacey...................................................................................... $362,253
      Senior Vice President and Chief Financial Officer
Michael P. O'Sullivan................................................................................. $330,478
      Senior Vice President-Marketing
E. Thomas Riegel...................................................................................... $315,298
      Vice President-Strategic Operations
Rowland H. Geddie, III................................................................................ $323,007
      Vice President, General Counsel & Secretary

                                         COMPENSATION COMMITTEE INTERLOCKS
                                             AND INSIDER PARTICIPATION

         The members of the O'Sullivan Holdings' Compensation Committee are Harold O. Rosser and Charles A.
Carroll.  No member of the Compensation Committee was an officer or employee of O'Sullivan Holdings or its subsidiaries during the fiscal year ended June 30, 2003.  Neither was formerly an officer of O'Sullivan Holdings or any of its subsidiaries.  In addition, no executive officer of O'Sullivan serves on the board of directors or the compensation committee of another entity where a committee member is employed.  Mr. Rosser is a managing director of the general partner of BRS, which owns 72% of our common stock.  BRS, LLC and O'Sullivan Industries have entered into a Management Services Agreement pursuant to which BRS, LLC provides general management services, assistance with the negotiation and analysis of financial alternatives and other services for O'Sullivan
Industries.  In exchange for these services, O'Sullivan Industries pays BRS, LLC a fee equal to the greater of 1.0%
of O'Sullivan Industries' consolidated cash flow or $300,000.  See Item 13, "Certain Relationships and Related
Transactions."

                                              DIRECTORS' COMPENSATION

         Directors of O'Sullivan who are not employees of O'Sullivan, BRS or affiliates of either of them are paid
$2,500 per meeting (with all meetings that occur on the same day being considered as one meeting).  The chairmen of the compensation committee and the audit committee each receive an additional $1,000 per year if not employed by BRS or its affiliates.  Expenses of attendance at meetings are paid by O'Sullivan.  Directors who are not employees of O'Sullivan, BRS or affiliates of either of them will also receive a one-time option to purchase shares of common stock of O'Sullivan.  Employees of O'Sullivan do not receive additional compensation for their service as a director other than payment of expenses, if any, to attend a meeting.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters.

         The following table sets forth, as of September 15, 2003, certain information with respect to the beneficial ownership of the securities of O'Sullivan Holdings by (i) each of our directors, (ii) each of the named executives, (iii)
our executives and directors as a group and (iv) the only other owner of five percent of any class of O'Sullivan
Holdings' equity securities known to us.

                                                                                           Options to
                                                                                        Purchase Series A
                                                              Senior Preferred          Junior Preferred            Series B Junior
                                      Common Stock                 Stock                      Stock                 Preferred Stock
                               --------------------------  ----------------------    -----------------------   --------------------------
   Name of Beneficial Owner        Shares          %         Shares         %          Options        %          Shares            %
                               --------------  ----------  ----------- --          - ----------- -----------   -----------  - -----------
BRS1                                 994,9982          72.73%   -           -             -           -           442,2232             83.59%
Harold O. Rosser                     994,9982          72.73%   -           -             -           -           442,2232             83.59%
Charles A. Carroll                     4,0003           0.29%   -           -             -           -             -              -
Daniel F. O'Sullivan                   9,972            0.73% 197,681           1.20%      4,432           7.35%    -              -
Richard D. Davidson                   83,2494           6.08%  14,7074      5             10,929          18.12%   20,8394              3.94%
Tyrone E. Riegel                      22,0656           1.61% 101,806       5              3,378           5.60%    3,6446         5
Thomas M. O'Sullivan, Jr.             34,9517           2.55%   23,963      5              5,996           9.94%    6,561               1.24%
Phillip J. Pacey                      12,5497           0.92%  29,590       5              1,411           2.34%    1,722          5
Michael P. O'Sullivan                 32,1057           2.35%  32,303       5              6,176          10.24%    5,117          5
E. Thomas Riegel                      20,4168           1.49%   30,630      5              4,390           7.28%    2,425          5
Rowland H. Geddie, III                25,3598           1.85%    5,340      5              6,375          10.57%    2,636          5
Directors and executive                                       464,046             8                                                       63%
officers as a group (14%                                                     495,2958
persons)                           1,300,1499          94.20                    2. 2%     52,539          87.10%                       93.
BancBoston Investments,              93,27310           6.38%   -           -             -           -            39,2739              6.91%
Inc.
      Each management participant has a business address at 1900 Gulf Street, Lamar, Missouri 64759-1899.
BRS' address is 126 East 56th Street, 29th Floor, New York, New York 10022.  Mr. Carroll's address is 2550 North
Loop West, Suite 400, Houston, Texas  77092.  BancBoston Investments, Inc.'s address is 175 Federal Street, 10th
Floor, Boston, Massachusetts 02110.  BancBoston Investments, Inc. is a subsidiary of Fleet Boston Financial
Corporation, a publicly held corporation.

                                       Equity Compensation Plan Information

      The following table sets forth the number of shares issuable upon exercise of outstanding options pursuant to O'Sullivan Holdings' 1999 Preferred Stock Option Plan, 2000 Common Stock Option Plan and 2001 Director
Common Stock Option Plan at June 30, 2002.  Each of these plans has been approved by O'Sullivan Holdings'
Board of Directors and stockholders.  We do not have any warrants or rights issuable pursuant to compensation plans.

                                                                   Weighted-       Number of securities remaining
                                         Number of securities       average         available for future issuance
                                           to be issued upon    exercise price     under equity compensation plans
       Equity compensation plans              exercise of       of outstanding   (excluding securities reflected in
     approved by security holders         outstanding options       options                second column)
Common Stock                                             82,100               $1.90                            17,318
Series A Junior Preferred Stock                          60,319              $50.00                                 -

Item 13.  Certain Relationships and Related Transactions.

      Casey O'Sullivan a son of Daniel F. O'Sullivan, works at Sun Container, a supplier of corrugated boxes to
O'Sullivan.  Ryan Fullerton, a son-in-law of Tom Riegel, also works for Sun Container, although he does not call on
O'Sullivan.  In fiscal 2003, O'Sullivan paid Sun $3.9 million for corrugated boxes.  We have followed the practice of awarding purchase orders for cartons for a model to the lowest bidder for the carton.  These relationships have been approved pursuant to O'Sullivan's conflict of interest policy.

      World Charter Trading, Inc. is a corporation owned by the son of Richard D. Davidson, our president and chief executive officer.  WCT sources furniture and other products from the Far East.  During fiscal 2003, we paid
WCT $537,000 for furniture it sourced for us.  We source furniture products from the Far East from different sources; we select the best vendor for a product based on price, quality, and ability to make timely deliveries.  Mr.
Davidson is not involved in the sourcing of furniture through WCT.  This relationship has been approved pursuant to
O'Sullivan's conflict of interest policy.  It is also monitored by O'Sullivan Holdings' Audit Committee.

      In connection with the November 1999 recapitalization and merger, O'Sullivan Holdings loaned Stuart D.
Schotte, Vice President-Supply Chain Management, $256,831 to purchase O'Sullivan Holdings common stock and
Series B junior preferred stock.  The loan bears interest at 9% per annum simple interest and is payable on
November 30, 2009 or earlier if there is a change in control of O'Sullivan Holdings.  The note is with full recourse to
Mr. Schotte.  During the fiscal year ended June 30, 2003, the largest amount outstanding under the note, including principal and interest, was $313,395, which was also the amount outstanding on  June 30, 2003.

BRS, LLC Transaction Fees

      BRS, LLC provided various advisory services to us related to the 1999 recapitalization and merger.  These services included arranging and negotiating the financing of the recapitalization and merger, arranging and structuring the transaction, including planning our capital structure and related services.  For these services, BRS,
LLC received a transaction fee of $4.0 million plus $62,000 in expenses upon completion of the recapitalization and merger.

--------
                                    1The principals of BRS' general partner are Bruce C. Bruckmann, Harold O. Rosser, Stephen C. Sherrill,
Thomas J. Baldwin and Paul D. Kaminski, each of whom could be deemed to beneficially own the shares of O'Sullivan
Holdings held by BRS.
                                                                   2BRS holds 989,617 shares of common stock and 439,831 shares of Series B junior preferred stock.  BRS's general partner holds 5,381 shares of common stock and 2,392 shares of Series B junior preferred stock.  All of these shares of common and Series B junior preferred stock may be deemed to be beneficially owned by Harold O. Rosser, a Director of O'Sullivan.
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
                                                                                                             5Less than one percent.
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
                                                                   8Includes 600 shares of common stock issuable upon the exercise of options.
                                                                   9Includes the shares held by BRS and its general partner described in note 2.  Also includes 7,900 shares of common stock issuable upon the exercise of options.  In addition, includes the partnership and trust shares described in notes 4 and 6, respectively.
                                                                   10BancBoston Investments, Inc. holds warrants to purchase these shares.

      At the closing of the 1999 recapitalization and merger, BRS also provided $15.0 million of financing pursuant to a securities purchase agreement with O'Sullivan Holdings.  BRS received a transaction fee of $300,000 in connection with its provision of this financing.  BRS subsequently sold the securities it acquired under this agreement to BancBoston Investments, Inc.

BRS, LLC Management Services Agreement

      At the closing of the 1999 recapitalization and merger, we entered into a management services agreement with BRS, LLC.  Under the terms of this agreement, BRS, LLC provides:

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

      The credit agreement, the indentures for our senior secured notes and the management services agreement all contain certain restrictions on the payment of the management fee.  The management services agreement, among other things, provides that no cash payment of the management fee will be made unless the fixed charge coverage ratio (as defined in the indenture for our senior subordinated notes) for our most recently ended four full fiscal quarters for which internal financial statements are available to management immediately preceding the date when the management fee is to be paid is at least 2.0 to 1.  Similarly, the indenture for our senior secured notes provides that payments under the management services agreement are conditional and contingent upon the fixed charge coverage ratio (as defined in the indenture for our senior secured notes) for the four most recently ended full fiscal quarters immediately preceding any payment date being at least 2.0 to 1.  The credit agreement prevents us from paying fees or expenses under the management services agreement if a default or event of default exists or if one would occur as a result of the payment.  The management services agreement also provides that the payment of all fees and other obligations under the management services agreement will be subordinated to the prior payment in full in cash of all interest, principal and other obligations on our senior subordinated notes in the event of our bankruptcy, liquidation or winding-up of O'Sullivan.

      Pursuant to the management services agreement, we paid BRS, LLC $1.0 million in fiscal 2003, representing amounts due for a portion of fiscal 2001 and for fiscal 2002 and fiscal 2003.  At June 30, 2003, the prepaid balance with respect to fiscal 2004 was $147,000.

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

Early Retirement Agreement

         Tyrone E. Riegel, our Executive Vice President, has entered into an early retirement agreement with
O'Sullivan.  Pursuant to the agreement, he will retire effective November 15, 2003.  O'Sullivan has agreed to pay him $335,336.54 in a lump sum on January 2, 2004, and to pay him $5,000 per month for thirty months, beginning
May 15, 2005.  In addition, we will pay health insurance for Mr. Riegel and his family through November 15, 2007.
Mr. Riegel has agreed to act as our consultant through November 15, 2007 and has agreed not to compete with us through that period.  In addition, the Compensation Committee has approved an amendment to Mr. Riegel's stock common stock option agreement that permits him to retain his options after he is no longer an O'Sullivan employee.
His options will continue to vest as though he were still an O'Sullivan employee.

                                                      PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)   Financial Statements

         The following consolidated statements of O'Sullivan Industries, Inc. and subsidiaries are filed as part of this report:

        Report of Independent Auditors.......................................................................    35
        Consolidated Balance Sheets as of June 30, 2003 and 2002.............................................    36
        Consolidated Statements of Operations for each of the three years in the period ended June 30, 2003      37
        Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2003..    38
        Consolidated Statements of Changes in Stockholder's Equity (Deficit) for each of the three years in t period ended June 30, 2003...........................................................................he  39
        Notes to Consolidated Financial Statements...........................................................    40

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

(b)      Reports on Form 8-K

         None

                                                    SIGNATURES

         Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the
29th day of September, 2003.

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

          /s/ Daniel F. O'Sullivan                      Chairman of the Board                September 29, 2003
           Daniel F. O'Sullivan
                                                President and Chief Executive Officer
          /s/ Richard D. Davidson                            and Director                    September 29, 2003
            Richard D. Davidson                     (Principal Executive Officer)
                                                      Senior Vice President and
            /s/ Phillip J. Pacey                       Chief Financial Officer               September 29, 2003
             Phillip J. Pacey                (Principal Financial and Accounting Officer)

           /s/ Charles A. Carroll                              Director                      September 29, 2003
            Charles A. Carroll

            /s/ Harold O. Rosser                               Director                      September 29, 2003
             Harold O. Rosser

                                                  INDEX TO EXHIBITS
   Exhibit                                             Description                                             Page
     No.                                                                                                        No.
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
               (File No. 0-28493))
4.5            Warrant Agreement dated as of November 30, 1999 between O'Sullivan Holdings and
               Norwest Bank Minnesota, National Association, as Warrant Agent, relating to warrants to purchase 93,273 shares of O'Sullivan Holdings common stock, including form of warrant certificate (incorporated by reference to Exhibit 4.6 to Quarterly Report Form 10-Q of
               O'Sullivan Holdings for the quarter ended December 31, 1999 (File No. 0-28493))
             9 Stockholders Agreement dated November 30, 1999 by and among O'Sullivan Holdings,
               Bruckmann, Rosser, Sherrill & Co. II L.P., each of the persons executing and investor or executive signature page thereto and each of the warrant holders executing a warrant holder signature page attached thereto and such other persons acquiring a warrant after the date thereof (incorporated by reference to Exhibit 10.5 to Quarterly Report Form 10-Q of
               O'Sullivan Holdings for the quarter ended December 31, 1999 (File No. 0-28493))
10.1           Credit Agreement dated as of November 30, 1999 by and among O'Sullivan Industries,
               O'Sullivan Holdings, Lehman Brothers Inc. and Lehman Commercial Paper, Inc.
               (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of O'Sullivan
               Holdings for the quarter ended December 31, 1999 (File No. 0-02843))
10.1a          First Amendment to Credit Agreement, effective as of November 30, 1999 (incorporated by reference to Exhibit 10.4a to Amendment No. 2 to Registration Statement on Form S-4
               (File No. 333-31282))
10.1b          Second Amendment to Credit Agreement dated as of January 25, 2001 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended
               December 31, 2000 (File No. 0-28493))
10.1c          Third Amendment to Credit Agreement dated as of May 15, 2002, incorporated by reference to Exhibit 10.4c to Annual Report on Form 10-K for the year ended June 30,
               2002 (File No. 0-28493))

   Exhibit                                             Description                                             Page
10.1d          Fourth Amendment to Credit Agreement dated as of June 30, 2003 (incorporated by reference to Exhibit 10.2d to Annual Report on Form 10-K for the year ended June 30,
               2003 (File No. 0-28493))
10.2           Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing
               dated as of November 30, 1999 from O'Sullivan Industries to the trustee named therein for the benefit of Lehman Brothers Inc., Lehman Commercial Paper, Inc. and the several lenders and financial institutions which become parties thereto from time to time
               (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4
               (File No. 333-31282))
10.3           Guarantee and Collateral Agreement dated as of November 30, 1999 by and among
               O'Sullivan Industries, O'Sullivan Holdings, O'Sullivan Industries - Virginia, and Lehman
               Commercial Paper, Inc. (incorporated by reference to Exhibit 10.6 to Registration
               Statement on Form S-4 (File No. 333-31282))
10.4           Intellectual Property Security Agreement dated as of November 30, 1999 by and among
               O'Sullivan Industries and Lehman Commercial Paper, Inc. (incorporated by reference to
               Exhibit 10.7 to Registration Statement on Form S-4 (File No. 333-31282))
10.5           Intercompany Subordinated Demand Promissory Note dated as of November 30, 1999 by and among O'Sullivan Industries and O'Sullivan Industries - Virginia (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-4 (File No. 333-31282))
           *10.Early Retirement Agreement dated as of June 25, 2003 between O'Sullivan and Tyrone E.
               Riegel  (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the
               year ended June 30, 2003 (File No. 0-28493))
           *10.O'Sullivan Holdings Common Stock Option Plan (incorporated by reference to
               Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-31282))
           *10.First Amendment to Common Stock Option Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2001
               (File No. 0 -28493))
           *10.Form of Common Stock Option Agreement (incorporated by reference to Exhibit 10.12 to
               Annual Report on Form 10-K for the year ended June 30, 2000 (File No. 0-28493))
*10.9          O'Sullivan Holdings Preferred Stock Option Plan (incorporated by reference to
               Exhibit 10.3 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended December 31, 1999 (File No. 0-28493))
*10.10         Form of Preferred Stock Option Agreement dated November 30, 1999 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the
               quarter ended December 31, 1999 (File No. 0-28493))
*10.11         Registration Rights Agreement dated November 30, 1999 by and among O'Sullivan
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
               December 31, 1999 (File No. 0-28493))

   Exhibit                                             Description                                             Page
*10.12         Management Services Agreement dated November 30, 1999 by and among O'Sullivan
               Holdings and Bruckmann, Rosser, Sherrill & Co., L.L.C. (incorporated by reference to
               Exhibit 10.2 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended December 31, 1999 (File No. 0-28493))
*10.13         Form of Amended and Restated Termination Protection Agreement between O'Sullivan
               Holdings and certain members of management (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended March 31,
               1996 (File No. 1-12754))
*10.14         Form of Termination Protection Agreement between O'Sullivan Holdings and certain members of management (incorporated by reference to Exhibit 10.3 to Annual Report on
               Form 10-K of O'Sullivan Holdings for the year ended June 30, 1999 (File No. 1-12754))
*10.15         O'Sullivan Holdings Deferred Compensation Plan (the "DCP") (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended March 31, 1997 (File No. 1-12754))
*10.15a        First Amendment to the DCP (incorporated by reference to Exhibit 10.4a to Annual Report on Form of O'Sullivan Holdings 10-K for the year ended June 30, 1997 (File No. 1-12754))
*10.15b        Second Amendment to the DCP (incorporated by reference to Exhibit 10.20b to
               Registration Statement on Form S-4 (File No. 333-31282))
*10.15c        Third Amendment to the DCP (incorporated by reference to Exhibit 10.21c to Annual
               Report on Form 10-K for the year ended June 30, 2000 (File No. 0-28493))
10.16          Amended and Restated Tax Sharing and Tax Reimbursement Agreement dated as of
               June 19, 1997 between O'Sullivan Holdings and RadioShack Corporation and
               TE Electronics Inc. (incorporated by reference to Exhibit 10.5 to Annual Report on
               Form 10-K of O'Sullivan Holdings for the year ended June 30, 1997 (File No. 1-12754))
10.16a         Settlement Agreement between O'Sullivan Holdings and RadioShack dated May 13, 2002
               (incorporated by reference to Exhibit 10.22a to Annual Report on Form 10-K for the year ended June 30, 2002 (File No. 0-28493))
*10.17         Form of Indemnity Agreement between O'Sullivan Holdings and certain directors and officers (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Registration
               Statement on Form S-1 (File No. 33-72120))
*10.18         Retirement and Consulting Agreement, Release and Waiver of Claims between O'Sullivan
               Holdings and Daniel F. O'Sullivan dated October 16, 1998 (incorporated by reference to
               Exhibit 10 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended
               September 30, 1998 (File No. 1-12754))
*10.18a        Amendment to Retirement Agreement dated as of May 16, 1999 between O'Sullivan
               Holdings and Daniel F. O'Sullivan (incorporated by reference to Exhibit 10.9a to Annual
               Report on Form 10-K of O'Sullivan Holdings for the year ended June 30, 1999
                (File No. 1 -12754))
*10.19         Description of O'Sullivan Holding's annual incentive compensation plan (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K of O'Sullivan Holdings for the
               year ended June 30, 1999 (File No. 1-12754))

   Exhibit                                             Description                                             Page
*10.20         Schedule of outside director fees (incorporated by reference to Exhibit 10.1 to Quarterly
               Report on Form 10-Q for the quarter ended December 31, 2001 (File No. 0-28493))
*10.21         O'Sullivan Industries Holdings, Inc. 2001 Director Common Stock Option Plan
               (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q of O'Sullivan
               Holdings for the quarter ended December 31, 2001 (File No. 0-28493))
*10.22         Form of Director Common Stock Option Agreement (incorporated by reference to Exhibit
               10.3 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended
               December 31, 2001 (File No. 0-28493))
*10.23         O'Sullivan Industries Holdings, Inc. Amended and Restated Savings and Profit Sharing
               Plan (incorporated by reference to Exhibit 10.29 to Annual Report Form 10-K for the year ended June 30, 2002 (File No. 0-28493))
21             Subsidiaries of the Registrant
31.1           Certificate of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002           78
31.2           Certificate of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002           79
32.1           Certificate of chief executive officer under Section 906 of the Sarbanes-Oxley Act of 2002           80
               (furnished pursuant to Item 601(b)(31) of Regulation S-K)
32.2           Certificate of chief financial officer under Section 906 of the Sarbanes-Oxley Act of 2002           81
               (furnished pursuant to Item 601(b)(31) of Regulation S-K)

------------------------------------

         *Each of these exhibits is a "management contract or compensatory plan or arrangement."

         Pursuant to item 601(b)(4)(iii) of Regulation S-K, O'Sullivan has not filed agreements relating to certain long-term debt of O'Sullivan.  O'Sullivan agrees to furnish the Securities and Exchange Commission a copy of such agreements upon request.

                                                                                                       Exhibit 31.1

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

4.       The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                  (a)      Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b)      Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (c)      Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.       The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  (a)      All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record process, summarize and report financial information; and

                  (b)      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:    September 29, 2003                                                  /s/ Richard D. Davidson
                                                                               Richard D. Davidson
                                                                      President and Chief Executive Officer

                                                                                                       Exhibit 31.2

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

4.       The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                  (a)      Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b)      Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (c)      Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.       The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  (a)      All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record process, summarize and report financial information; and

                  (b)      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:    September 29, 2003                                                   /s/ Phillip J. Pacey
                                                                            Senior Vice President and
                                                                             Chief Financial Officer