Form 10-Q
period 2003-09-30
OSULLIVAN INDUSTRIES INC
filed 2003-11-13
CIK 1107978

------------------------------------------------------------------------------------------------------------------------

                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     Form 10-Q

(Mark One)
                            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                          SECURITIES EXCHANGE ACT OF 1934
                                 For the quarterly period ended September 30, 2003

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
Yes  [X]   No  [  ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the
Exchange Act).   Yes [  ]   No [X]

         As of November 10, 2003, 100 shares of common stock of O'Sullivan Industries Holdings, Inc., par value
$1.00 per share, were outstanding, and held by O'Sullivan Industries Holdings, Inc.

------------------------------------------------------------------------------------------------------------------------

                                     The Index to Exhibits begins on page 25.

                                                   Page 1 of 30

                                                      PART  I
Item 1.  Financial Statements.

                                    O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
                         (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                                        UNAUDITED CONSOLIDATED BALANCE SHEETS
                                        (in thousands, except for share data)

                                                                                       September 30,       June 30,
                                        Assets                                              2003             2003
                                                                                      ----------------    -----------
Current assets:
   Cash and cash equivalents                                                            $       14,334   $      7,977
   Trade receivables, net of allowance for doubtful accounts
      of $2,768 and $2,978, respectively                                                        33,979         25,032
   Inventories, net                                                                             45,278         52,426
   Prepaid expenses and other current assets                                                     2,508          2,772
                                                                                         -------------    -----------
         Total current assets                                                                   96,099         88,207

Property, plant and equipment, net                                                              68,831         71,867
Other assets                                                                                     9,391          8,982
Goodwill, net of accumulated amortization                                                       38,088         38,088
                                                                                         -------------    -----------
                Total assets                                                            $      212,409   $    207,144
                                                                                         =============    ===========

                        Liabilities and Stockholder's Deficit
Current liabilities:
   Accounts payable                                                                     $       10,752   $     10,006
   Current portion of long-term debt                                                                 -          4,039
   Accrued advertising                                                                           9,110          9,493
   Accrued liabilities                                                                          13,028         11,463
   Payable to parent - tax sharing agreement                                                     6,798          6,798
         Total current liabilities                                                              39,688         41,799

Long-term debt, less current portion                                                           200,846        189,970
Other liabilities                                                                                3,774          2,439
Payable to parent - tax sharing agreement                                                       65,269         65,269
Other payable to parent                                                                          1,444          1,190
                                                                                         -------------    -----------
                Total liabilities                                                              311,021        300,667

Commitments and contingent liabilities (Notes 8, 9 and 10)

Stockholder's deficit:
   Common stock, $1.00 par value; 100 shares authorized, issued and outstanding                      -              -
   Retained deficit                                                                            (99,233)       (93,819)
   Accumulated other comprehensive income                                                          621            296
                                                                                         -------------    -----------
         Total stockholder's deficit                                                           (98,612)       (93,523)
                                                                                         -------------    -----------
                Total liabilities and stockholder's deficit                             $      212,409   $    207,144
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
                                                                                         =============    ===========

                                 O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
                     (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (in thousands)

                                                                                      Three months ended
                                                                                         September 30,
                                                                                 -----------------------------
                                                                                     2003             2002
                                                                                 -------------    ------------

Net sales                                                                       $       71,464  $       71,557
Cost of sales                                                                           57,156          51,584
                                                                                 -------------    ------------

Gross profit                                                                            14,308          19,973

Operating expenses:
     Selling, marketing and administrative                                              10,357          11,998
                                                                                 -------------    ------------

Operating income                                                                         3,951           7,975

Other income (expense)
     Interest expense                                                                   (6,094)         (5,775)
     Interest income                                                                        23              52
     Other financing costs                                                              (3,294)              -
                                                                                 -------------    ------------

Income (loss) before income tax provision                                               (5,414)          2,252
Income tax provision                                                                         -               -
                                                                                 -------------    ------------

Net income (loss)                                                               $       (5,414) $        2,252
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

                                   O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
                       (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)

                                                                                           Three months ended
                                                                                             September 30,
                                                                                      ----------------------------
                                                                                          2003            2002
                                                                                      ------------    ------------

Cash flows provided (used) by operating activities:
     Net income (loss)                                                              $       (5,414)  $       2,252
     Adjustments to reconcile net income (loss) to net cash provided (used)
         by operating activities:
              Depreciation and amortization                                                  3,312           3,264
              Amortization of debt issuance costs                                              431             393
              Amortization of debt discount                                                    103              91
              Interest rate collar                                                               -            (584)
              Bad debt expense                                                                  51             448
              Loss on disposal of assets                                                         1              11
              Debt extinguishment costs                                                      3,108               -
              Accrual of special payment on options to purchase Series A
                  junior preferred stock                                                       343             300
     Changes in assets and liabilities:
              Trade receivables                                                             (8,947)          2,559
              Inventories                                                                    7,148          (4,609)
              Other assets                                                                     425            (693)
              RadioShack payable to parent                                                       -          (3,097)
              Accounts payable and accrued liabilities                                       3,287            (624)
                                                                                      ------------    ------------
Net cash flows provided (used) by operating activities                                       3,848            (289)
                                                                                      ------------    ------------

Cash flows used for investing activities:
     Capital expenditures                                                                     (244)         (1,557)
                                                                                      ------------    ------------

Cash flows provided (used) by financing activities:
     Proceeds from borrowings                                                               95,000               -
     Repayment of borrowings                                                               (88,265)           (886)
     Debt issuance costs                                                                    (4,236)              -
     Advances on intercompany loans                                                            254             282
                                                                                      ------------    ------------
Net cash flows provided (used) by financing activities                                       2,753            (604)

Net increase (decrease) in cash and cash equivalents                                         6,357          (2,450)
Cash and cash equivalents, beginning of period                                               7,977          15,777
                                                                                      ------------    ------------
Cash and cash equivalents, end of period                                            $       14,334   $      13,327
                                                                                      ============    ============

Non-cash investing activities:
     Capital expenditures included in accounts payable                              $           43   $         160
             The accompanying notes are an integral part of these consolidated financial statements.

                                 O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
                      (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                     UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
                                 For the three months ended September 30, 2003
                                                (in thousands)

                                                              Accumulated
                                                                 other             Total
                                             Retained        comprehensive     stockholder's    Comprehensive
                                             deficit            income            deficit       income (loss)
                                           ------------     ---------------   ---------------  ----------------

                                           ------------     ---------------   ---------------  ----------------

Balance, June 30, 2003                   $      (93,819)  $             296 $         (93,523)

  Net loss                                       (5,414)                               (5,414)$          (5,414)

  Cumulative translation adjustments                                    325               325               325
                                           ------------     ---------------   ---------------  ----------------

                                           ------------     ---------------   ---------------  ----------------
Balance, September 30, 2003              $      (99,233)  $             621 $         (98,612)$          (5,089)
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
                                           ============     ===============   ===============  ================

                                           O'SULLIVAN  INDUSTRIES,  INC.
                        (a wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                              NOTES  TO UNAUDITED CONSOLIDATED  FINANCIAL  STATEMENTS
                                                September 30, 2003

Note 1--Basis of Presentation

         The unaudited consolidated financial statements of O'Sullivan Industries, Inc. and subsidiaries
("O'Sullivan"), a wholly owned subsidiary of O'Sullivan Industries Holdings, Inc. ("O'Sullivan Holdings") included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The financial statements should be read in conjunction with the audited financial statements and notes thereto included in O'Sullivan's Annual Report on Form 10-K for the fiscal year ended June 30, 2003.  The interim results are not necessarily indicative of the results that may be expected for a full year.

Note 2--Refinancing of Long-Term Debt

         On September 29, 2003, O'Sullivan issued $100.0 million of privately placed, 10.63% senior secured notes maturing on October 1, 2008.  The notes were issued at a price of 95%, providing $95.0 million in cash proceeds before expenses related to the issuance, which were about $5 million. The proceeds were used to repay the term loans under O'Sullivan's senior credit facility.  The notes are secured by a first-priority security interest in and lien on substantially all of O'Sullivan's assets (and on O'Sullivan Industries' capital stock) other than accounts receivable, inventory, capital stock of O'Sullivan's subsidiaries, deposit accounts, certain books and records and certain licenses, and by a second-priority security interest in and lien on substantially all of O'Sullivan's accounts receivable, inventory, deposit accounts, certain books and records and certain licenses.  The notes are guaranteed by
O'Sullivan Holdings, O'Sullivan Industries-Virginia, Inc. ("O'Sullivan Industries - Virginia") and O'Sullivan
Furniture Factory Outlet, Inc.   O'Sullivan Industries also entered into a registration rights agreement pursuant to which it is obligated to file a registration statement with respect to an offer to exchange the notes for a new issue of identical notes registered under the Securities Act of 1933, as amended, within 90 days after the offering closed, and to use all commercially reasonable efforts to cause the registration statement to be declared effective on or prior to
180 days after the notes were issued.  O'Sullivan Industries may also be required under certain circumstances to provide a shelf registration statement to cover resales of the notes.

         On September 29, 2003, O'Sullivan, O'Sullivan Industries-Virginia and O'Sullivan Furniture Factory
Outlet, Inc. also entered into a new asset-based credit agreement which permits revolving borrowings of up to
$40.0 million to the extent of availability under a collateral borrowing base.  The credit agreement has a $25.0 million sub-limit for letters of credit, of which O'Sullivan Industries is currently utilizing approximately $14.0 million.  The credit agreement is secured by a first-priority security interest in and lien on substantially all of
O'Sullivan's accounts receivable, inventory, deposit accounts, certain books and records and certain licenses, and a second-priority security interest in and lien on substantially all of O'Sullivan's assets other than accounts receivable, inventory, capital stock of O'Sullivan Industries and its subsidiaries, deposit accounts, certain books and records and certain licenses.  O'Sullivan guaranteed the obligations under the credit agreement.  The interest rate on loans under the credit agreement is a LIBOR rate plus 2.5% or an index rate plus 1.0%.  A fee equal to 0.5% per annum is paid on the unused commitment under the credit agreement.  No loans were outstanding under the revolving credit agreement as of September 30, 2003.

         In connection with the repayment of the term loans and the termination of the revolving credit facility under the previous senior credit facility, O'Sullivan expensed approximately $3.1 million of unamortized issuance costs related to the previous senior credit facility in the first quarter of fiscal 2004.

         Long term debt consisted of the following:

                                                 September 30,        June 30,
                                                     2003               2003
                                                ---------------     -------------
                                                         (in thousands)
                                                                    --

Senior term loan, tranche A                     $             -     $      10,593
Senior term loan, tranche B                                   -            77,673
Industrial revenue bonds                                 10,000            10,000
Senior secured notes                                     95,000                 -
Senior subordinated notes                                95,846            95,743
                                                  -------------       -----------
         Total debt                                     200,846           194,009
Less current portion                                          -            (4,039)
                                                  -------------       -----------
         Total long-term debt                   $       200,846     $     189,970
                                                  =============       ===========

         Total debt, including the discount, net of accretion, of $5.0 million on the senior secured notes and $4.2 million on the senior subordinated notes, matures as follows (in thousands):

2004            $           -
2005                        -
2006                        -
2007                        -
2008                        -
Thereafter            210,000
                  -----------
                $     210,000
                  ===========

Note 3--Derivative Financial Instruments

         As required under O'Sullivan's previous senior credit facility, O'Sullivan hedged one-half of its term loans with an initial notional amount of $67.5 million with a three-year, costless interest rate collar.  The collar, which expired in March 2003, was based on three-month LIBOR and had a floor of 6.43% and a ceiling of 8.75%.
O'Sullivan recorded reduced interest expense of $584,000 for the quarter ended September 30, 2002.  This amount represented the change in fair value of the interest rate collar.

Note 4--Stock Based Compensation

         We account for stock-based compensation for employees under Accounting Principles Board ("APB")
Opinion No. 25, Accounting for Stock Issued to Employees, and have elected the disclosure-only alternative under
SFAS 123.  No stock-based compensation cost is recorded, as all options granted have an exercise price equal to the market value of the stock on the date of the grant.  In accordance with SFAS 148, the following table presents the effect on net income (loss) had compensation cost for O'Sullivan's stock plans been determined consistent with
SFAS 123:

                                                                              Three months ended
                                                                                September 30,
                                                                            2003           2002
                                                                         -----------    -----------
                                                                                (in thousands)
                                                                                        -----------
Net income (loss) as reported                                          $      (5,414) $       2,252
Less:      Total stock-based compensation expense determined under fair
      value method for all stock options, net of related income tax               (2)            (2)
                                                                         -----------    -----------
Pro forma net income (loss)                                            $      (5,416) $       2,250

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period.  No options were granted during the three months ended September 30, 2003 or 2002.

Note 5--Shipping and Handling Costs

         O'Sullivan reports amounts billed to customers as revenue, the cost for warehousing operations in cost of sales and freight out costs as part of selling, marketing and administrative expenses.  Freight out costs included in selling, marketing and administrative expenses in the first quarters of fiscal 2004 and fiscal 2003 were approximately
$1.5 million and $2.1 million, respectively.

Note 6--Inventory

         Inventory, net, consists of the following:

                      September 30,     June 30,
                          2003            2003
                     ---------------   -----------
                             (in thousands)
                                       --
Finished goods       $        29,154   $    37,744
Work in process                4,327         3,923
Raw materials                 11,797        10,759
                       -------------     ---------
                     $        45,278   $    52,426
                       =============     =========

Note 7-Condensed Consolidating Financial Information

         In November 1999 O'Sullivan issued $100 million of 13.375% Senior Subordinated Notes due 2009.
These notes were unsecured obligations of O'Sullivan; however, they were guaranteed on an unsecured basis by its subsidiary O'Sullivan Industries - Virginia, Inc.  ("O'Sullivan Industries - Virginia").  The guarantee is full and unconditional.  In fiscal 2000, O'Sullivan exchanged the notes issued in November 1999 for notes with substantially identical terms and associated guarantees.  The exchange notes have been registered under the Securities Act of
1933, as amended.

         In September 2003 O'Sullivan issued $100 million of 10.64% senior secured notes.  These notes are secured by substantially all the assets of O'Sullivan and its guarantor subsidiaries O'Sullivan Industries - Virginia and O'Sullivan Furniture Factory Outlet, Inc.  The senior secured notes are also guaranteed by O'Sullivan Holdings,
O'Sullivan's parent.  The guarantee is full and unconditional.  Security for the senior secured notes includes first priority liens and security interests in the stock of O'Sullivan.

         The accompanying unaudited condensed consolidating financial information has been prepared and presented pursuant to SEC rules and regulations.

         The financial information for O'Sullivan Furniture Factory Outlet, Inc. is included in the consolidated results of O'Sullivan Industries.  O'Sullivan Furniture Factory Outlet, Inc. commenced operations in April 2002.
Net sales for the three months ended September 30, 2003 and 2002 were $557,000 and $203,000, respectively.  Net income for the three months ended September 30, 2003 and 2002 were $47,000 and $13,000, respectively.  At
September 30, 2003 and June 30, 2003, total assets were $438,000 and $241,000, respectively.  Total liabilities, excluding payables to affiliates, at September 30, 2003 and June 30, 2003 were $52,000 and $28,000, respectively.

Condensed Consolidating Statements of Income

                                                         Three months ended September 30, 2003
                                                                     (in thousands)
                                             --------------------------------------------------------------
                                                             O'Sullivan
                                              O'Sullivan     ndustries -     Consolidating
                                              Industries    I Virginia        Adjustments     Consolidated
                                             -------------  -------------   ---------------  --------------
Net sales                                  $        53,639$        17,825 $               -$         71,464
Cost of sales                                       41,146         16,010                 -          57,156
                                             -------------  -------------   ---------------  --------------

Gross profit                                        12,493          1,815                 -          14,308

Operating expenses:
      Selling, marketing and administrative          8,774          1,583                 -          10,357
                                             -------------  -------------   ---------------  --------------

Op
Operating income                                     3,719            232                 -           3,951
Other income (expense):
      Interest expense                              (5,878)          (216)                -          (6,094)
      Interest income                                   23              -                 -              23
      Other financing costs                         (3,294)             -                            (3,294)
      Equity in earnings of subsidiary                  16              -              (16)               -
                                             -------------  -------------   ---------------  --------------

Income (loss) before income tax provision           (5,414)            16              (16)          (5,414)
Income tax provision                                     -              -                 -               -
                                             -------------  -------------   ---------------  --------------

Net income (loss)                          $        (5,414$            16 $            (16)$         (5,414)
                                             =============  =============   ===============  ==============

                                                         Three months ended September 30, 2002
                                                                     (in thousands)
                                             -------------------------------------------------------------
                                                             O'Sullivan
                                              O'Sullivan    Industries -    Consolidating
                                              Industries      Virginia       Adjustments     Consolidated
                                             ------------  --------------  ---------------  --------------

Net sales                                  $       52,348$         19,209$               -$         71,557
Cost of sales                                      37,011          14,573                -          51,584
                                             ------------  --------------  ---------------  --------------

Gross profit                                       15,337           4,636                -          19,973

Operating expenses:
      Selling, marketing and administrative        10,039           1,959                -          11,998
                                             ------------  --------------  ---------------  --------------

Op
Operating income                                    5,298           2,677                -           7,975
Other income (expense):
      Interest expense                             (5,644)           (131)               -          (5,775)
      Interest income                                  52               -                -              52
      Equity in earnings of subsidiary              2,546               -          (2,546)               -
                                             ------------  --------------  ---------------  --------------

Income (loss) before income tax provision           2,252           2,546          (2,546)           2,252
Income tax provision (benefit)                          -               -                -               -
                                             ------------  --------------  ---------------  --------------
Net income (loss)                          $        2,252$          2,546$         (2,546)$          2,252
                                             ============  ==============  ===============  ==============

Condensed Consolidating Balance Sheets
                                                                         September 30, 2003
                                                                           (in thousands)
                                                  ----------------------------------------------------------------
                                                                  O'Sullivan      onsolidating
                                                   O'Sullivan     ndustries -     Adjustments
                                                   Industries    I Virginia      C                  Consolidated
                                                  -------------  -------------   --------------   ----------------
ASSETS:
      Current assets                            $        88,622$         7,477 $              - $           96,099
      Property, plant and equipment, net                 38,426         30,405                -             68,831
      Other assets                                        9,312             79                -              9,391
      Investment in subsidiaries                         33,642              -          (33,642)                 -
      Goodwill                                           38,088              -                -             38,088
      Receivable from parent                                  -         40,289          (40,289)                 -
                                                  -------------  -------------   --------------   ----------------
           Total assets                         $       208,090$        78,250 $        (73,931)$          212,409
                                                  =============  =============   ==============   ================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
      Current liabilities                       $        18,806$        20,882 $              - $           39,688
      Long-term debt                                    190,846         10,000                -            200,846
      Other liabilities                                   3,774              -                -              3,774
      Payable to parent - tax sharing agreement          51,543         13,726                -             65,269
      Other payable to parent                            41,733              -          (40,289)             1,444
      Stockholder's equity (deficit)                    (98,612)        33,642          (33,642)           (98,612)
                                                  -------------  -------------   --------------   ----------------
           Total liabilities and stockholder's  $       208,090$        78,250 $        (73,931)$          212,409
                equity (deficit)
                                                  =============  =============   ==============   ================

                                                                            June 30, 2003
                                                                           (in thousands)
                                                   ---------------------------------------------------------------
                                                                  O'Sullivan
                                                    O'Sullivan    ndustries -     Consolidating
                                                    Industries   I Virginia        Adjustments      Consolidated
                                                   ------------  -------------   ---------------  ----------------
ASSETS:
      Current assets                             $       75,142$        13,065 $               -$           88,207
      Property, plant and equipment, net                 40,385         31,482                 -            71,867
      Other assets                                        8,896             86                 -             8,982
      Investment in subsidiaries                         33,626              -           (33,626)                -
      Goodwill                                           38,088              -                 -            38,088
      Receivable from parent                                  -         33,540           (33,540)                -
                                                   ------------  -------------   ---------------  ----------------
           Total assets                          $      196,137$        78,173 $         (67,166$          207,144
                                                   ============  =============   ===============  ================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
      Current liabilities                        $       20,978$        20,821 $               -$           41,799
      Long-term debt                                    179,970         10,000                 -           189,970
      Other liabilities                                   2,439              -                 -             2,439
      Payable to parent - tax sharing agreement          51,543         13,726                 -            65,269
      Other payable to parent                            34,730              -           (33,540)            1,190
      Stockholder's equity (deficit)                    (93,523)        33,626           (33,626)          (93,523)
                                                   ------------  -------------   ---------------  ----------------
           Total liabilities and stockholder's   $      196,137$        78,173 $         (67,166$          207,144
                 equity (deficit)
                                                   ============  =============   ===============  ================

Condensed Consolidating Statements of Cash Flows
                                                                   Three months ended September 30, 2003
                                                                               (in thousands)
                                                        -----------------------------------------------------------
                                                         'Sullivan     O'Sullivan    onsolidating
                                                        Ondustries     ndustries -   Adjustments
                                                        I             I Virginia    C                Consolidated
                                                        -----------   ------------  --------------  ---------------
Net cash flows provided (used) by operating                         $
      activities:                                     $      (2,916)         6,764$              -$           3,848
                                                        -----------   ------------  --------------  ---------------
Investing activities:
      Capital expenditures                                     (229)           (15)              -             (244)
      Repayment of loans to affiliates                        6,749              -          (6,749)               -
                                                        -----------   ------------  --------------  ---------------
           Net                                                6,520            (15)         (6,749)            (244)
                                                        -----------   ------------  --------------  ---------------

Op
Financing activities:
      Advances (repayment) of loans from affiliates             254         (6,749)          6,749              254
      Proceeds from borrowings                               95,000              -               -           95,000
      Repayment of borrowings                               (88,265)             -               -          (88,265)
      Debt issuance costs                                    (4,236)             -               -           (4,236)
                                                        -----------   ------------  --------------  ---------------
           Net                                                2,753         (6,749)          6,749            2,753
                                                        -----------   ------------  --------------  ---------------

Cash and cash equivalents:
      Net increase in cash and cash
           equivalents                                        6,357              -               -            6,357
      Cash and cash equivalents, beginning of
           period                                             7,973              4               -            7,977
                                                        -----------   ------------  --------------  ---------------
      Cash and cash equivalents, end of  period       $      14,330 $            4$              -$          14,334
                                                        ===========   ============  ==============  ===============

                                                                   Three months ended September 30, 2002
                                                                               (in thousands)
                                                        -----------------------------------------------------------
                                                                        'Sullivan
                                                         O'Sullivan    Ondustries    onsolidating
                                                         Industries    IVirginia  - CAdjustments     Consolidated
                                                        -------------  -----------  --------------  ---------------

Net cash flows provided (used) by operating
      activities:                                     $        (1,589$       1,300$              -$            (289)
                                                        -------------  -----------  --------------  ---------------
Investing activities:
      Capital expenditures                                       (834)        (723)              -           (1,557)
      Repayment of loans to affiliates                            577            -            (577)               -
                                                        -------------  -----------  --------------  ---------------
           Net                                                   (257)        (723)           (577)          (1,557)
                                                        -------------  -----------  --------------  ---------------
Financing activities:
      Advances (repayment) of loans from affiliates               282         (577)            577              282
      Repayment of borrowings                                    (886)           -               -             (886)
                                                        -------------  -----------  --------------  ---------------
           Net                                                   (604)        (577)            577             (604)
                                                        -------------  -----------  --------------  ---------------

Cash and cash equivalents:
      Net decrease in cash and cash equivalents                (2,450)           -               -           (2,450)
      Cash and cash equivalents, beginning of
           period                                              15,773            4               -           15,777
                                                        -------------  -----------  --------------  ---------------
      Cash and cash equivalents, end of period        $        13,323$           4$              -$          13,327
                                                        =============  ===========  ==============  ===============

Note 8--Income Taxes

         O'Sullivan recorded no tax expense for the three months ended September 30, 2003 and 2002 because of the valuation allowance recorded in the quarter ended March 31, 2002.

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

         The management fees and reimbursable expenses of $75,000 and $110,000 recognized in the first quarter of fiscal years 2004 and 2003, respectively, are included in selling, marketing and administrative expense in the accompanying consolidated statements of operations.  O'Sullivan Industries paid BRS $713,000 in the first quarter of fiscal 2003 for the balance owed through June 30, 2002 and $305,000 as a prepayment of the fiscal 2003 management fee.  An additional prepayment of $285,000 for fiscal 2003 management fees was made in January,
2003.  The prepaid balance at September 30, 2003 and June 30, 2003 was $72,000 and $147,000, respectively, and is included in prepaid expenses and other current assets on the consolidated balance sheet.

Note 10--Commitments and Contingencies

         Tax Sharing Agreement between O'Sullivan Holdings and RadioShack.  Future tax sharing agreement payments are contingent on taxable income.  The maximum payments are fiscal 2004--$11.6 million; fiscal
2005--$10.5 million; fiscal 2006--$11.3 million; and thereafter--$38.7 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

Overview

         We are a leading ready-to-assemble furniture manufacturer in North America with over 45 years of experience.  We design, manufacture and distribute a broad range of RTA furniture products--computer workcenters, desks, entertainment centers, audio stands, bookcases and cabinets.

Recent Trends

          Our net sales for the first quarter of fiscal 2004 were about even with sales for the same quarter in fiscal
2003.  Our sales remained at a low level for several reasons:

         o        increasing competition from imported furniture, particularly from China;

         o        substantial competition from U.S. and Canadian manufacturers, several of whom have additional manufacturing capacity;

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

These factors will continue to affect our business throughout the remainder of fiscal 2004.

         Due to the low sales levels, we decreased production levels at our manufacturing facilities, which adversely affected our fixed cost absorption.  We also increased promotional activities with several of our major retail partners.
As a result, our operating income fell to $4.0 million for the quarter ended September 30, 2003, compared with
$8.0 million for the quarter ended September 30, 2002.  Net loss for the quarter ended September 30, 2003 was
$5.4 million compared to net income of $2.3 million in the comparable period of fiscal 2003.  The net loss for the fiscal 2004 quarter reflects the reduction in operating income, as well as the write-off of unamortized debt issuance costs related to our previous senior credit facility.

Refinancing Transactions

         On September 29, 2003, we issued $100 million of senior secured notes and executed a new $40 million senior secured revolving credit facility.  The proceeds of the senior secured notes were used to repay our existing
$88.3 million senior credit facility and related fees and expenses.  The senior secured notes were sold at 95% of their face value, bear interest at 10.63% and mature on October 1, 2008.  As of September 30, 2003, we had no
borrowings under the new revolving credit agreement, although $14.0 million of letters of credit were outstanding.

Raw Materials

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

         Several manufacturers, including O'Sullivan, have excess manufacturing capacity due to the current decline in sales in the RTA furniture segment and increasing imports.  This excess capacity is causing increased competition that is expected to continue, and perhaps to intensify, through the remainder of fiscal 2004.  This adversely affected our margins and results of operations in fiscal 2003, and is continuing to affect sales, margins and results of operations in fiscal 2004.

RadioShack Arbitration and Accounting for Tax Sharing Agreement with RadioShack

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

         To the extent the benefit of these basis step-up deductions caused us to have a federal taxable loss,
O'Sullivan Holdings was only obligated to pay RadioShack to the extent that the benefits were used to reduce taxable income to zero.  Any additional tax deductions resulting from the step-up create a net operating loss ("NOL")
carryforward on O'Sullivan Holdings' federal income tax return.  Under the terms of the tax sharing agreement, if we utilized this NOL carryforward to generate future tax savings, O'Sullivan Holdings was also obligated to remit that benefit received to RadioShack.

         O'Sullivan recorded the deferred tax asset created by the step-up in basis and the additional basis from the probable future payments to RadioShack as of February 1994.  At the same time, we recorded our obligation to
RadioShack.  The amounts of the deferred tax asset and obligation to RadioShack were each $147.9 million at
February 1994.  From 1994 through 2001, we reduced the amount of the deferred tax asset and the obligation to
RadioShack as we realized the benefits of the deferred tax asset and paid RadioShack amounts due under the tax sharing agreement.

         In November 1999, O'Sullivan Holdings completed a leveraged recapitalization and merger transaction which significantly increased our debt.  As a result of the higher debt levels, we also experienced increased interest expense, which reduced our taxable income and also reduced the tax benefits used from the deductions arising from the step-up in basis.  O'Sullivan Holdings reduced its payments to RadioShack accordingly.  RadioShack claimed that the deductions arising from the increased interest payments should not impact tax benefit payments due
RadioShack under the tax agreement.  RadioShack pursued this matter and prevailed in an arbitration ruling in
March 2002.  O'Sullivan Holdings reached a settlement agreement with RadioShack in May 2002.  Pursuant to the settlement agreement, we paid RadioShack $24.6 million in May 2002 and an additional $3.1 million in June 2002.
The sum of these two payments ($27.7 million) represented the amount due RadioShack under the settlement agreement through June 30, 2002.  These amounts represent the calculation of what benefits we would have realized had we not had the additional interest expense from the 1999 recapitalization and merger.  The settlement agreement requires calculations into the future and quarterly payments to RadioShack if our taxable income adjusted for the additional interest expense shows that we would have realized the benefits had we not incurred the additional interest expense.  If on this basis, we could have used the deductions from the step-up in basis, O'Sullivan Holdings is required to make a payment to RadioShack even though we may not be receiving any current tax benefit from these deductions.

         The remaining maximum obligation to RadioShack was $109.1 million at March 31, 2002.  O'Sullivan
Holdings reduced the obligation by subsequent payments; the balance was $81.4 million at June 30, 2002 and $72.1 million at June 30, 2003 and September 30, 2003.

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
As a result, we provided a full valuation allowance on our net deferred tax assets in fiscal 2002 with a corresponding charge to income tax expense.

         As a result of providing a full valuation allowance on our net deferred tax assets in fiscal 2002, we did not record a tax provision in the first quarter of fiscal 2003 or 2004.  We do not expect to record a tax provision or benefit in the foreseeable future.  If at a future date we determine that some or all of the deferred tax asset will more likely than not be realized, we will reverse the appropriate portion of the valuation allowance and credit income tax expense.

         See "Cautionary Statement Regarding Forward Looking Information."

Results of Operations

         Net Sales.  Net sales for the quarter ended September 30, 2003 decreased by $93,000, or 0.1%, to
$71.5 million from $71.6 million for the quarter ended September 30, 2002.  During the quarter, sales declined in the office superstore, mass merchant and electronic superstore channels while sales to home centers rose.  Our average price per unit increased slightly, while the number of units sold declined.

         Gross Profit.  Gross profit decreased to $14.3 million, or 20.0% of sales, for the three month period ended
September 30, 2003, from $20.0 million, or 27.9% of sales, for the comparable prior year quarter.  Fiscal 2004 first quarter gross profit dollars and margin declined because lower production levels adversely affected our fixed cost absorption as well as increased promotional activity with several of our major retail partners.

         Selling, Marketing and Administrative Expenses.  Selling, marketing and administrative expenses decreased to $10.4 million, or 14.5% of sales, for the three month period ended September 30, 2003, from $12.0 million, or
16.8% of sales, for the quarter ended September 30, 2002.  In fiscal 2004, incentive compensation and profit sharing expenses decreased because of our lower sales and financial performance.  Freight out expense, advertising allowances and store display expense were also lower in fiscal 2004 compared to the prior year.

         Depreciation and Amortization.  Depreciation and amortization expenses increased slightly to $3.3 million for the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003.

         Operating Income.  Operating income decreased $4.0 million to $4.0 million for the quarter ended
September 30, 2003 from $8.0 million in the quarter ended September 30, 2002.  Our operating income declined in fiscal 2004 because our gross profit was lower in fiscal 2004 as described above.

         Net Interest Expense.  Net interest expense increased from $5.7 million in the first quarter of fiscal 2003 to
$6.1 million in the first quarter of fiscal 2004. Interest expense increased due to the credit to interest expense of
$584,000 in the first quarter of fiscal 2003 resulting from the change in fair value of our interest rate collar that expired in March 2003.  The following table describes the components of net interest expense.

                                                        Three months ended
                                                           September 30,
                                                    ---------------------------
                                                          (in thousands)
                                                         2003           2002
                                                      ----------     ----------
Interest expense on senior credit facility,
    industrial revenue bonds and senior
    subordinated notes                               $     5,560   $      5,876
Interest income                                              (24)           (52)
        Non-cash items:
Interest rate collar                                           -           (584)
Amortization of debt discount                                104             90
Amortization of loan fees                                    431            393
                                                      ----------     ----------
Net interest expense                                 $     6,071   $      5,723
                                                      ==========     ==========

         Net Loss.  Net loss increased $7.7 million from net income of $2.3 million in the first quarter of fiscal 2003 to a loss of $5.4 million in the first quarter of fiscal 2004 due to lower production levels, promotional activities with our retail partners and increased interest expense and other financing costs.

Liquidity and Capital Resources

         We are highly leveraged and have a stockholder's deficit of approximately $98.6 million at September 30,
2003.  Our liquidity requirements will be to pay our debt, including interest expense under our credit agreement and notes, to pay RadioShack amounts due under the tax sharing agreement and to provide for working capital and capital expenditures.  Our primary sources of liquidity are cash flows from operating activities and borrowings under our credit agreement, which is discussed below.  Decreased demand for our products could decrease our cash flows from operating activities, our inventory and accounts receivable balances and the availability of borrowings under our credit agreement.

         Working Capital.  As of September 30, 2003, cash and cash equivalents totaled $14.3 million.  Net working capital was $56.4 million at September 30, 2003 compared to $46.4 million at June 30, 2003.

         Operating Activities.  Net cash provided by operating activities for the three months ended September 30,
2003 was $3.8 million compared to net cash used of $289,000 for the three months ended September 30, 2002.  Cash flow from operations increased year-over-year for the following reasons.

      o    Reduced operating profits reduced cash provided by operating activities in fiscal 2004 by about
           $7.7 million.

      o    Accounts receivable increased $8.9 million in the first quarter of fiscal 2004 compared with a decrease of
           $2.6 million in the first quarter of fiscal 2003.  In fiscal 2004, the increase was due to low sales in the fourth quarter of fiscal 2003 which resulted in a low receivables balance at June 30, 2003.  In fiscal 2003, trade receivables declined because of lower sales levels.

      o    Inventories declined $7.1 million in the quarter ended September 30, 2003 compared with an increase in the quarter ended September 30, 2002 of $4.6 million.

      o    In the fiscal 2003 first quarter, we paid RadioShack $3.1 million under the tax sharing agreement; we made no payment in the fiscal 2004 first quarter.

      o    Accounts payable, accrued advertising and accrued liabilities increased $3.3 million during the first quarter of fiscal 2004 compared to a  decrease of $624,000 during the first quarter of fiscal 2003.  The change in payables was due to higher production levels during the first quarter of fiscal 2004 compared to the last quarter of fiscal 2003 and the timing of the shutdown of our manufacturing facilities between fiscal 2004 and 2003.

      o    We expensed $3.1 million of unamortized debt issuance costs in fiscal 2004 in connection with the refinancing of our previous senior credit facility.

         Investing Activities.  We invested $244,000 for capital expenditures for the three months ended September
30, 2003 compared to $1.6 million for the prior year three month period.  We currently estimate that the total capital expenditure requirements for the remainder of the fiscal year will be approximately $4 million, which we expect to fund from cash flow from operations or cash on hand.  Our ability to make future capital expenditures is subject to certain restrictions under the indenture governing our senior secured notes.

         Financing Activities.  On September 29, 2003 we refinanced our old senior credit facility with $100.0 million of new privately placed senior secured notes and an asset-based credit agreement.

         The $100.0 million senior secured notes mature on October 1, 2008 and bear interest at 10.63%.  We issued the notes at a price of 95%, providing $95.0 million in cash proceeds before expenses related to the issuance of about
$5 million.  The notes are secured by a first-priority security interest in and lien on substantially all of our assets (and on our capital stock) other than accounts receivable, inventory, capital stock of our subsidiaries, deposit accounts, certain books and records and certain licenses, and by a second-priority security interest in and lien on substantially all of our accounts receivable, inventory, deposit accounts, certain books and records and certain licenses.  The notes are guaranteed by O'Sullivan Holdings, O'Sullivan Industries - Virginia and O'Sullivan Furniture Factory Outlet,
Inc.  We also entered into a registration rights agreement pursuant to which we are obligated to file a registration statement with respect to an offer to exchange the notes for a new issue of identical notes registered under the
Securities Act of 1933, as amended, within 90 days after this offering closes, and to use all commercially reasonable efforts to cause the registration statement to declared effective on or prior to 180 days after the notes were issued.
We may also be required under certain circumstances to provide a shelf registration statement to cover resales of the notes.

         The asset-based credit agreement permits revolving borrowings of up to $40.0 million to the extent of availability under a collateral borrowing base.  The credit agreement has a $25.0 million sub-limit for letters of credit, of which we are currently utilizing approximately $14.0 million.  The credit agreement is secured by a first-
priority security interest in and lien on substantially all of our accounts receivable, inventory, deposit accounts, certain books and records and certain licenses, and a second-priority security interest in and lien on substantially all of our assets other than accounts receivable, inventory, capital stock of our subsidiaries, deposit accounts, certain books and records and certain licenses. The interest rate on loans under the credit agreement is a LIBOR rate plus
2.5% or an index rate plus 1.0%.  We also pay a quarterly fee equal to 0.5% per annum of the unused commitment under the credit agreement.  O'Sullivan Industries - Virginia. and O'Sullivan Furniture Factory Outlet, Inc. are also parties to the credit agreement.  No loans were outstanding under the credit agreement as of September 30, 2003.

         In connection with the repayment of the term loans and the termination of the revolving credit facility under the senior credit facility, we expensed approximately $3.1 million of unamortized issuance costs related to the facility in the first quarter of fiscal 2004.

         Our consolidated indebtedness at September 30, 2003 was $200.8 million consisting of:

        o         a senior credit agreement providing for asset-based revolving credit of up $40.0 million.  At
                  September 30, 2003, no borrowings were outstanding under the credit agreement, although letters of credit aggregating approximately $14.0 million were outstanding under the credit agreement.

        o         $100.0 million in 10.63% senior secured notes due October 1, 2008.  These notes were issued at a price of 95% providing $95.0 million in cash proceeds before expenses related to the issuance.

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

The reconciliation of consolidated indebtedness to recorded book value at September 30, 2003 is as follows:

                               onsolidated      Original
                               ndebtedness        Issue
                                                Discount        Warrants
                              C                  Net of           Net of       Recorded
                              I                 Accretion       Accretion     Book Value
                              -------------  ---------------  -------------  ------------
                                                    (in thousands)
                                             ----             --             ---

                                             ----             --             ---
Senior secured notes          $     100,000     $    (5,000)   $          -    $   95,000
Senior subordinated notes           100,000          (1,488)        (2,666)        95,846
Industrial revenue bonds             10,000                -              -        10,000
                                -----------      -----------    -----------     ---------
Total                         $     210,000     $    (6,488)   $    (2,666)    $200,846
                                ===========      ===========    ===========     =========

         With the refinancing of our old senior credit facility, we have no principal payments due on our debt until
2008.  We expect to fund interest payments on our debt from cash flow from operations, cash on hand or borrowings under our credit agreement.  We expect our borrowing availability under our credit agreement will approximate
$40.0 million.  Decreased demand for our products could decrease our inventory and accounts receivable levels and the availability of borrowings under our credit facility.

         As required under our old senior credit facility, we hedged one-half of our term loans with an initial notional amount of $67.5 million with a costless interest rate collar.  The collar, which expired on March 31, 2003,
was based on three-month LIBOR with a floor of 6.43% and a ceiling of 8.75%.   The counter-party to our interest
rate collar provided us with the payment amount that would have been required to terminate the collar as of the end of each quarter.  We recorded the change in fair value of the collar as increased or decreased interest expense in the consolidated statements of operations and included the resulting liability in accrued liabilities on the consolidated balance sheets.

         See the overview section of this Management's Discussion and Analysis of Financial Condition and Results
of Operations for a discussion of the impact of the Settlement Agreement with RadioShack on our liquidity and financial condition.

         Off-balance Sheet Arrangements.    At September 30, 2003, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

         Contractual Obligations.  The following table illustrates our contractual obligations due in the future:

                                                                           Payments Due by Period
                                                       ---------------------------------------------------------------
                                                                               (in thousands)
                                                           Less
                                                          than 12           12-36            36-60           After
       Contractual Obligations            Total           months            months          months          60 months
-------------------------------------  -----------     ------------      ------------     -----------     ------------
Long-term debt                       $     210,000   $            -    $            -   $           -   $      210,000
Payable to parent-tax sharing
agreement to RadioShack 1                   72,067           11,644            21,820          26,770           11,833
Capital lease obligations                        -                -                 -               -                -
Operating leases--unconditional               4,386            1,657             2,176             553                -
Other long-term obligations2                   378               93               285               -                -
                                       -----------     ------------      ------------     -----------     ------------
Total contractual cash obligations   $     286,831   $       13,394    $       24,281   $      27,323   $      221,833
                                       ===========     ============      ============     ===========     ============

         1Timing and amounts of payments to RadioShack are contingent on actual taxable income adjusted to exclude the increased interest expense arising from the 1999 recapitalization and merger.  The amounts in the table above represent the maximum amounts payable by O'Sullivan Holdings to  RadioShack.
                                       ===========     ============      ============     ===========     ============
         2Represents payments due under a retirement agreement.
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

      o      We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and its estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required.  Obsolete and slow-moving inventory reserves were approximately $3.3 million and $4.3 million at September 30, 2003 and
             June 30, 2003, respectively.

      o      We record our deferred tax assets at the amount that the asset is more likely than not to be realized.  As of September 30, 2003, we have provided a valuation allowance against our total net deferred tax asset.
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

Legal Proceedings

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
We responded to the suit denying we received any preferential payments.  We are contesting this lawsuit vigorously.

         In August 2002, Ames decided to close all of its stores and liquidate.  Actual net sales to Ames in fiscal
2003 were minimal.  In August 2003, Ames Department Stores, Inc. filed suit against O'Sullivan Industries in the
U.S. Bankruptcy Court, Southern District of New York alleging that payments made by Ames within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from
O'Sullivan Industries by Ames, together with interest.  The alleged payments aggregate $2.1 million.  We received the summons in this action on September 22, 2003.  We intend to respond to the suit denying we received any preferential payments.  We intend to contest this lawsuit vigorously.

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
        o     pricing pressures due to excess capacity in the ready-to-assemble furniture industry, as is occurring again now, or customer demand in excess of our ability to supply product;
        o     transportation cost increases, due to higher fuel costs or otherwise;
        o     loss of or reduced sales to significant customers as a result of bankruptcy, liquidation, merger, acquisition or any other reason, as occurred with the liquidation of Montgomery Ward in fiscal 2001, the liquidation of Ames in fiscal 2003 and with the reorganization of Kmart beginning in fiscal 2002;
        o     actions of current or new competitors, foreign or domestic, that increase competition with our products or prices;
        o     the consolidation of manufacturers in the ready-to-assemble furniture industry;
        o     increased advertising costs associated with promotional efforts;
        o     increased interest rates;
        o     pending or new litigation or governmental regulations such as the arbitration involving RadioShack;
        o     other uncertainties which are difficult to predict or beyond our control; and
        o     the risk that we incorrectly analyze these risks and forces, or that the strategies we develop to address them could be unsuccessful.

See also the Risk Factors section in our annual report on Form 10-K for the year ended June 30, 2003.

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

         We have market risk in interest rate exposure, primarily in the United States.  We manage interest rate exposure through our mix of fixed and floating rate debt.  Interest rate instruments may be used to adjust interest rate exposures when appropriate based on market conditions.  Our interest rate collar expired on March 31, 2003.  At
June 30, 2003, $10.0 million of our debt was subject to variable interest rates.  A change in interest rates of one percentage point would change our cash interest by about $100,000 annually.

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

Item 4. Controls and Procedures.

         (a)  O'Sullivan carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of O'Sullivan's management, including O'Sullivan's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of O'Sullivan's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended
(the "Exchange Act")).  Based on that evaluation, O'Sullivan's Chief Executive Officer and Chief Financial Officer
concluded that O'Sullivan's disclosure controls and procedures (1) were effective in alerting them, in a timely manner, to material information relating to O'Sullivan required to be included in O'Sullivan's periodic SEC filings and (2) were adequate to ensure that information required to be disclosed by O'Sullivan in the reports filed or submitted by O'Sullivan under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC's rules and forms.

         (b)  There have been no significant changes in O'Sullivan's internal controls over financial reporting subsequent to the evaluation described in paragraph (a) above that have materially affected or are reasonably likely to materially affect, O'Sullivan's internal control over financial reporting.

                                          PART II --  OTHER  INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

         A list of exhibits required to be filed as part of this Report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

         (b)      Reports on Form 8-K:

         During the quarter ended September 30, 2003, O'Sullivan furnished a report on form 8-K under Items 9 and
12 dated September 29, 2003 relating to the Closing of $100 Million Senior Secured Notes Offering.

                                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                         O'SULLIVAN INDUSTRIES, INC.

Date:   November 13, 2003                                 By:                  /s/ Richard D. Davidson
                                                                 --------------------------------------------------

                                                                                 Richard D. Davidson
                                                                                    President and
                                                                               Chief Executive Officer

Date:   November 13, 2003                                 By:                   /s/ Phillip J. Pacey
                                                                 -------------------------------------------------------------------------------------------------------------------

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

  3.2 & 4.2   Bylaws of O'Sullivan (incorporated by reference from Exhibit 3.2 to Registration
              Statement on Form S-1 (File No. 333-32182))

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
              (File No. 0-28493))

     4.8      Amended and Restated Warrant Agreement dated as of January 31, 2000 between
              O'Sullivan Industries Holdings, Inc. and the holder thereof relating to warrants to purchase
              93,273 shares of O'Sullivan Industries Holdings, Inc. common stock, including form of warrant certificate (incorporated by reference to Exhibit 4.8 to Quarterly Report on Form
              10-Q for the quarter ended December 31, 1999 (File No. 0-28493))
     4.6      Indenture dated as of September 29, 2003 between O'Sullivan Industries, Inc. and each of the guarantors party thereto and The Bank of New York, as Trustee, including form of
              Notes (incorporated by reference to Exhibit 4 to Current Report on Form 8-K dated
              September 29, 2003 (File No. 333-31282))
     10.1     Credit Agreement dated as of September 29, 2003 by and among O'Sullivan Industries,
              Inc., O'Sullivan Furniture Factory Outlet, Inc. and O'Sullivan Industries - Virginia, Inc.
              Borrowers, and the other persons party thereto that are designated as credit parties and  , as
              General Electric Capital Corporation, as Agent, L/C issuer and as a lender, and the other financial institutions party thereto, as lenders (incorporated by reference to Exhibit 99.
              Current Report on Form 8-K dated September 29, 2003 (File No. 333-31282))                 2 to

    10.1a     Amendment No. 1 to Credit Agreement (incorporated by reference to Exhibit 10.1a to
              Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 0-
              28493))

     10.2     Security Agreement dated as of September 29, 2003 between O'Sullivan Industries, Inc.,
              O'Sullivan Furniture Factory Outlet, Inc. and O'Sullivan Industries - Virginia, Inc., as
              Grantors, and General Electric Capital Corporation, as Agent  (incorporated by reference to
              Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003
              (File No. 0-28493))

     10.3     Security and Pledge Agreement dated as of September 29, 2003 among O'Sullivan
              Industries, Inc., O'Sullivan Industries Holdings, Inc., O'Sullivan Industries - Virginia, Inc.
              and O'Sullivan Furniture Factory Outlet, Inc., as grantors, and The Bank of New York,
              Trustee  (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for
              the quarter ended September 30, 2003 (File No. 0-28493))

     10.4     Registration Rights Agreement dated as of September 29, 2003 among O'Sullivan
              Industries, Inc., O'Sullivan Industries Holdings, Inc., O'Sullivan Industries - Virginia, Inc.
              and O'Sullivan Furniture Factory Outlet, Inc. and Credit Suisse First Boston LLC with respect to the O'Sullivan Industries, Inc. 10.63% senior secured notes  (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended
              September 30, 2003 (File No. 0-28493))

     10.5     Lockbox Account Agreement dated as of October 28, 2003 among Bank of America, N.A.,
              O'Sullivan Industries, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended
              September 30, 2003 (File No. 0-28493))

     10.6     Blocked Account Agreement dated as of October 28, 2003 among Bank of America, N.A.,
              O'Sullivan Industries, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended
              September 30, 2003 (File No. 0-28493))

     31.1     Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act         27
              of 2002

     31.2     Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of      28
              2002

     32.1     Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted            29
              pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2     Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted            30
              pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

