Form 10-Q
period 2004-03-31
OSULLIVAN INDUSTRIES INC
filed 2004-05-14
CIK 1107978

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
                                          SECURITIES EXCHANGE ACT OF 1934
                                   For the quarterly period ended March 31, 2004

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

         As of May 10, 2004, 100 shares of common stock of O'Sullivan Industries, Inc., par value $1.00 per share, were outstanding.

                                       The Index to Exhibits is on page 28.

                                                   Page 1 of 32

                                                      PART I
ITEM 1.  FINANCIAL STATEMENTS.

                                    O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
                        (a wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                                       UNAUDITED CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except for share data)
                                                                                        March 31,         June 30,
                                       Assets                                              2004             2003
                                                                                     ----------------   ------------
Current assets:

     Cash and cash equivalents                                                        $        17,623    $     7,977
     Trade receivables, net of allowance for doubtful accounts
         of $2,755 and $2,978, respectively                                                    27,577         25,032
     Inventories, net                                                                          52,615         52,426
     Prepaid expenses and other current assets                                                  2,764          2,772
                                                                                        -------------     ----------
              Total current assets                                                            100,579         88,207

Property, plant and equipment, net                                                             64,083         71,867
Other assets                                                                                    8,738          8,982
Goodwill, net of accumulated amortization                                                      38,088         38,088
                                                                                        -------------     ----------
                  Total assets                                                        $       211,488    $   207,144
                                                                                        =============     ==========

                        Liabilities and Stockholder's Deficit
Current liabilities:
     Accounts payable                                                                 $        14,959    $    10,006
     Current portion of long-term debt                                                              -          4,039
     Accrued advertising                                                                        8,492          9,493
     Accrued liabilities                                                                       16,304         11,463
     Payable to parent-tax sharing agreement                                                    4,076          6,798
                                                                                        -------------     ----------
              Total current liabilities                                                        43,831         41,799

Long-term debt, less current portion                                                          197,507        189,970
Other liabilities                                                                               3,498          2,439
Payable to parent-tax sharing agreement                                                        67,991         65,269
Other payable to parent                                                                         1,976          1,190
                                                                                        -------------     ----------
                  Total liabilities                                                           314,803        300,667

Commitments and contingent liabilities (Notes 9, 10 and 11)

Stockholder's deficit:
     Common stock, $1.00 par value; 100 shares authorized, issued and outstanding                   -              -
     Retained deficit                                                                        (106,018)       (93,819)
     Accumulated other comprehensive income (loss)                                              2,703            296
                                                                                        -------------   ------------
              Total stockholder's deficit                                                    (103,315)       (93,523)
                                                                                        -------------   ------------
                  Total liabilities and stockholder's deficit                         $       211,488    $   207,144
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
                                                                                        =============   ============

                                   O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
                       (a wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (in thousands)

                                                            Three months ended           Nine months ended
                                                                 March 31,                       March 31,
                                                         -------------------------       -------------------------
                                                             2004         2003              2004          2003
                                                         ------------  -----------       -----------   -----------

Net sales                                              $       73,239 $     86,866      $    209,937  $    237,534
Cost of sales                                                  57,797       65,620           165,598       176,588
                                                         ------------  -----------       -----------   -----------

Gross profit                                                   15,442       21,246            44,339        60,946

Operating expenses:
     Selling, marketing and administrative                     12,024       11,940            33,860        35,476
     Restructuring charge                                           -          540                 -           540
     Casualty loss                                                  -            -               250             -
                                                         ------------  -----------       -----------   -----------
Total operating expenses                                       12,024       12,480            34,110        36,016

Operating income                                                3,418        8,766            10,229        24,930

Other income (expense):
     Interest expense                                          (6,728)      (5,317)          (19,785)      (16,598)
     Interest income                                                4           50                35           144
     Other financing costs                                          -            -            (2,678)            -
                                                         ------------  -----------       -----------   -----------

Income (loss) before income tax provision                      (3,306)       3,499           (12,199)        8,476
Income tax provision                                                -            -                 -             -
                                                         ------------  -----------       -----------   -----------

Net income (loss)                                      $       (3,306)$      3,499      $    (12,199) $      8,476
                                                         ============  ===========       ===========   ===========

             The accompanying notes are an integral part of these consolidated financial statements.

                                   O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
                       (a wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)

                                                                                           Nine months ended
                                                                                               March 31,
                                                                                      ----------------------------
                                                                                          2004            2003
                                                                                      ------------    ------------

Cash flows provided by operating activities:
     Net income (loss)                                                               $     (12,199)  $       8,476
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
              Depreciation and amortization                                                  9,685          10,289
              Amortization of debt issuance cost                                             1,234           1,178
              Amortization of debt discount                                                    705             289
              Interest rate collar                                                               -          (2,091)
              Bad debt expense                                                                 101             732
              Loss on disposal of assets                                                       (81)            113
              Impairment of long-lived assets                                                    -             540
              Debt extinguishment costs, net                                                 2,678               -
              Accrual of special payment on options to purchase Series A junior
                  preferred stock                                                            1,053             919
     Changes in assets and liabilities:
              Trade receivables                                                             (2,646)            (23)
              Inventories                                                                     (189)         10,388
              Other assets                                                                     143              91
              Accounts payable, accrued liabilities and other liabilities                   11,209          (2,096)
              Payable to parent-tax sharing agreement                                            -          (6,193)
                                                                                      ------------    ------------
Net cash provided by operating activities                                                   11,693          22,612
                                                                                      ------------    ------------

Cash flows used for investing activities:
     Capital expenditures                                                                   (1,538)         (4,827)
                                                                                      ------------    ------------

Cash flows from financing activities:
     Proceeds from borrowings                                                               95,000               -
     Repayment of borrowings                                                               (92,265)        (16,739)
     Debt issuance costs                                                                    (4,030)              -
     Advances on intercompany loans                                                            786             770
                                                                                      ------------    ------------
Net cash flows used by financing activities                                                   (509)        (15,969)

Net increase in cash and cash equivalents                                                    9,646           1,816
Cash and cash equivalents, beginning of period                                               7,977          15,777
                                                                                      ------------    ------------
Cash and cash equivalents, end of period                                             $      17,623   $      17,593
                                                                                      ============    ============

Non-cash investing activities:
     Capital expenditures included in accounts payable                               $         170   $         166
             The accompanying notes are an integral part of these consolidated financial statements.

                               O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
                   (a wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                  UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
                                 For the nine months ended March 31, 2004
                                              (in thousands)

                                                       Accumulated
                                                          other              Total
                                      Retained        comprehensive      stockholder's     Comprehensive
                                       deficit            income            deficit        income (loss)
                                   ---------------   ----------------   ---------------   ----------------

Balance, June 30, 2003            $        (93,819) $             296  $        (93,523)
         Net loss                          (12,199)                             (12,199) $         (12,199)
         Cumulative translation
             adjustments                                        2,407             2,407              2,407
                                   ---------------   ----------------   ---------------   ----------------
Balance, March 31, 2004           $       (106,018) $           2,703  $       (103,315) $          (9,792)
                                   ===============   ================   ===============   ================
         The accompanying notes are an integral part of these consolidated financial statements.
                                   ===============   ================   ===============   ================

                                           O'SULLIVAN  INDUSTRIES,  INC.
                        (a wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                              NOTES  TO UNAUDITED CONSOLIDATED  FINANCIAL  STATEMENTS
                                                  March 31, 2004

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
Furniture Factory Outlet, Inc.  On December 23, 2003,  O'Sullivan filed a registration statement with respect to an offer to exchange the notes for a new issue of identical notes registered under the Securities Act of 1933, as amended.  The registration statement became effective on January 8, 2004, and the exchange offer closed on
February 25, 2004.

         On September 29, 2003, O'Sullivan, O'Sullivan Industries - Virginia and O'Sullivan Furniture Factory
Outlet, Inc. also entered into a new five-year asset-based credit agreement which permits revolving borrowings of up to $40.0 million to the extent of availability under a collateral borrowing base.  The borrowing base at March 31,
2004 was approximately $35.0 million.  The credit agreement has a $25.0 million sub-limit for letters of credit, of which O'Sullivan is currently utilizing approximately $14.0 million.  The credit agreement is secured by a first-
priority security interest in and lien on substantially all of O'Sullivan's accounts receivable, inventory, deposit accounts, certain books and records and certain licenses, and a second-priority security interest in and lien on substantially all of O'Sullivan's assets other than accounts receivable, inventory, capital stock of O'Sullivan and its subsidiaries, deposit accounts, certain books and records and certain licenses.  O'Sullivan Holdings guaranteed the obligations under the credit agreement.  The interest rate on loans under the credit agreement is a LIBOR rate plus
2.5% or an index rate plus 1.0%.  A fee equal to 0.5% per annum is paid on the unused commitment under the credit agreement.  No loans were outstanding under the revolving credit agreement as of March 31, 2004.

         In connection with the repayment of the term loans and the termination of the revolving credit facility under the previous senior credit facility, O'Sullivan expensed approximately $3.1 million of unamortized issuance costs related to the previous senior credit facility in the first quarter of fiscal 2004.  These costs are included in other financing costs in the consolidated statement of operations.

         Long term debt consisted of the following:

                                                    March 31,          June 30,
                                                      2004               2003
                                                  -------------      -------------
                                                           (in thousands)
                                                                     --

Senior term loan, tranche A                       $           -      $      10,593
Senior term loan, tranche B                                   -             77,673
Industrial revenue bonds                                 10,000             10,000
Senior secured notes                                     95,377                  -
Senior subordinated notes                                92,130             95,743
                                                    -----------        -----------
         Total debt                                     197,507            194,009
Less current portion                                          -             (4,039)
                                                    -----------        -----------
         Total long-term debt                     $     197,507      $     189,970
                                                    ===========        ===========

         Total debt, including the discount, net of accretion, of $4.6 million on the senior secured notes and $3.9 million on the senior subordinated notes, matures as follows (in thousands):

     Fiscal year ending
          June 30,
----------------------------
2004            $          -
2005                       -
2006                       -
2007                       -
2008                       -
Thereafter           206,000
                  ----------
                $    206,000
                  ==========

Note 3--Derivative Financial Instruments

         As required under O'Sullivan's previous senior credit facility, O'Sullivan hedged one-half of its term loans with an initial notional amount of $67.5 million with a three-year, costless interest rate collar.  The collar, which expired in March 2003, was based on three-month LIBOR and had a floor of 6.43% and a ceiling of 8.75%.  For the three months and nine months ended March 31, 2003,  O'Sullivan recorded reduced interest expense of $783,000 and $2.1 million, respectively.  These amounts represented the change in fair value of the interest rate collar.

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
O'Sullivan reviewed the applicability of FIN 46(R) to entities other than SPE's and has determined that the adoption of FIN 46(R) did not have a material effect on its consolidated financial statements.

Note 5--Stock Based Compensation

         O'Sullivan accounts for stock-based compensation for employees under Accounting Principles Board
("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and has elected the disclosure-only alternative under SFAS 123.  No stock-based compensation cost is recorded, as all options granted have an exercise price equal to the market value of the stock on the date of the grant.  In accordance with SFAS 148, the following table presents the effect on net income (loss) had compensation cost for O'Sullivan's stock plans been determined consistent with
SFAS 123:

                                                             Three months ended           Nine months ended
                                                                  March 31,                   March 31,
                                                        -----------------------------  ------------------------
                                                           2004            2003           2004         2003
                                                        -----------     -----------    -----------  -----------
                                                                            (in thousands)
                                                                        -----------    -----------  -----------
Net income (loss) as reported                         $      (3,306)  $       3,499  $     (12,199$       8,476
Less:  total stock-based compensation expense
      determined under fair value method for all stock
      options, net of related income tax                          -              (2)            (3)          (5)
                                                        -----------     -----------    -----------  -----------
Pro forma net income (loss)                           $      (3,306)  $       3,497  $     (12,202$       8,471
                                                        ===========     ===========    ===========  ===========

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period.  O'Sullivan did not grant any options during the nine months ended March 31, 2004 and 2003.

Note 6--Shipping and Handling Costs

         O'Sullivan reports amounts billed to customers as revenue, the cost for warehousing operations in cost of sales and freight out costs as part of selling, marketing and administrative expenses.  Freight out costs included in selling, marketing and administrative expenses in the third quarters of fiscal 2004 and fiscal 2003 were approximately $2.1 million and $1.3 million, respectively.  Freight out costs in the nine months ended March 31,
2004 and 2003 were $5.3 million and $4.9 million, respectively.

Note 7--Inventory

         Inventory, net, consists of the following:

                       March 31,      June 30,
                         2004           2003
                     -------------  ------------
                            (in thousands)
                                    ---
Finished goods       $      31,918   $    37,744
Work in process              5,053         3,923
Raw materials               15,644        10,759
                       -----------     ---------
                     $      52,615   $    52,426
                       ===========     =========

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

Condensed Consolidating Statements of Income

                                                             Three months ended March 31, 2004
                                                                       (in thousands)
                                             -----------------------------------------------------------------
                                              O'Sullivan      Guarantor      Consolidating
                                              Industries    Subsidiaries      Adjustments      Consolidated
                                             -------------  -------------   ---------------  -----------------
Net sales                                   $       62,217$        11,022 $               -$            73,239
Cost of sales                                       47,685         10,112                 -             57,797
                                             -------------  -------------   ---------------  -----------------

Gross profit                                        14,532            910                 -             15,442

Operating expenses:
    Selling, marketing and administrative           10,840          1,184                 -             12,024
                                             -------------  -------------   ---------------  -----------------

Operating income                                     3,692           (274)                -              3,418
Other income (expense):
    Interest expense                                (6,504)          (224)                -             (6,728)
    Interest income                                      4              -                 -                  4
    Equity in loss of subsidiary                      (498)             -               498                  -
                                             -------------  -------------   ---------------  -----------------

Loss before income tax provision                    (3,306)         (498)               498             (3,306)
Income tax provision                                     -              -                 -                  -
                                             -------------  -------------   ---------------  -----------------
Net loss                                    $       (3,306$         (498) $             498$            (3,306)
                                             =============  =============   ===============  =================

                                                               Three months ended March 31, 2003
                                                                         (in thousands)
                                                ----------------------------------------------------------------
                                                 O'Sullivan     Guarantor      Consolidating
                                                 Industries    Subsidiaries     Adjustments      Consolidated
                                                ------------  --------------  ---------------  -----------------
Net sales                                     $       59,824 $        27,042 $              - $           86,866
Cost of sales                                         44,368          21,252                -             65,620
                                                ------------  --------------  ---------------  -----------------

Gross profit                                          15,456           5,790                -             21,246

Operating expenses:

    Selling, marketing and administrative              9,466           2,474                -             11,940
    Restructuring charge                                 540               -                                 540
                                                ------------  --------------  ---------------  -----------------

Op
Operating income                                       5,450           3,316                -              8,766
Other income (expense):
    Interest expense                                  (5,202)           (115)               -             (5,317)
    Interest income                                       50               -                -                 50
    Equity in earnings of subsidiary                   3,201               -           (3,201)                 -
                                                ------------  --------------  ---------------  -----------------

Income before income tax provision                     3,499           3,201           (3,201)             3,499
Income tax provision                                       -               -                -                  -
                                                ------------  --------------  ---------------  -----------------
Net income                                    $        3,499 $         3,201 $         (3,201)$            3,499

                                                ============  ==============  ===============  =================

                                                              Nine months ended March 31, 2004
                                                                       (in thousands)
                                              ----------------------------------------------------------------
                                               O'Sullivan     Guarantor     Consolidating
                                               Industries   Subsidiaries     Adjustments       Consolidated
                                              ------------  -------------  ----------------  -----------------
Net sales                                   $      169,899$        40,038$                -$           209,937
Cost of sales                                      129,849         35,749                 -            165,598
                                              ------------  -------------  ----------------  -----------------

Gross profit                                        40,050          4,289                 -             44,339

Operating expenses:
    Selling, marketing and administrative           29,796          4,064                 -             33,860
    Casualty loss                                      250              -                 -                250
                                              ------------  -------------  ----------------  -----------------

Operating income                                    10,004            225                 -             10,229
Other income (expense):
    Interest expense                               (19,105)          (680)                -            (19,785)
    Interest income                                     35              -                 -                 35
    Other financing costs, net                      (2,678)             -                 -             (2,678)
    Equity in loss of subsidiary                      (455)             -               455                  -
                                              ------------  -------------  ----------------  -----------------

Loss before income tax provision                   (12,199)          (455)              455            (12,199)
Income tax provision                                     -              -                 -                  -
                                              ------------  -------------  ----------------  -----------------
Net loss                                    $      (12,199$          (455$              455$           (12,199)
                                              ============  =============  ================  =================

                                                                   Nine months ended March 31, 2003
                                                                             (in thousands)
                                                    ---------------------------------------------------------------
                                                     O'Sullivan     Guarantor      Consolidating
                                                     Industries    Subsidiaries     Adjustments      Consolidated
                                                    ------------  --------------  ---------------  ----------------
Net sales                                         $      167,965$         69,569$               -$          237,534
Cost of sales                                            122,145          54,443                -           176,588
                                                    ------------  --------------  ---------------  ----------------
Gross profit                                              45,820          15,126                -            60,946

Operating expenses:
    Selling, marketing and administrative                 28,788           6,688                -            35,476
    Restructuring charge                                     540               -                -               540
                                                    ------------  --------------  ---------------  ----------------

Op
Operating income                                          16,492           8,438                -            24,930

Other income (expense):
    Interest expense                                     (16,224)           (374)               -           (16,598)
    Interest income                                          144               -                -               144
    Equity in earnings of subsidiary                       8,064               -          (8,064)                 -
                                                    ------------  --------------  ---------------  ----------------

Income before income tax provision                         8,476           8,064          (8,064)             8,476
Income tax provision                                           -               -                -                 -
                                                    ------------  --------------  ---------------  ----------------

Net income                                        $        8,476$          8,064$         (8,064)$            8,476
                                                    ============  ==============  ===============  ================

Condensed Consolidating Balance Sheets

                                                                        March 31, 2004
                                                                        (in thousands)
                                               ----------------------------------------------------------------
                                                O'Sullivan     Guarantor     Consolidating
                                                Industries    Subsidiaries    Adjustments        Consolidated
                                               ------------  -------------- ----------------   ----------------
ASSETS:
    Current assets                            $      93,127 $         7,452$               -  $         100,579
    Property, plant and equipment, net               35,674          28,409                -             64,083
    Other assets                                      8,661              77                -              8,738
    Investment in subsidiary                         33,270               -          (33,270)                 -
    Goodwill                                         38,088               -                -             38,088
    Receivable from subsidiary-tax sharing
        agreement                                         -          41,305          (41,305)                 -
                                               ------------  -------------- ----------------   ----------------
        Total assets                          $     208,820 $        77,243$         (74,575) $         211,488
                                               ============  ============== ================   ================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
    Current liabilities                       $      24,157 $        19,674$               -  $          43,831
    Long-term debt                                  187,507          10,000                -            197,507
    Other liabilities                                 3,498               -                -              3,498
    Payable to parent-tax sharing agreement          53,692          14,299                -             67,991
    Other payable to parent                          43,281               -          (41,305)             1,976
    Stockholder's equity (deficit)                 (103,315)         33,270          (33,270)          (103,315)
                                               ------------  -------------- ----------------   ----------------
        Total liabilities and stockholder's   $     208,820 $        77,243$         (74,575) $         211,488
           equity (deficit)
                                               ============  ============== ================   ================

                                                                         June 30, 2003
                                                                         (in thousands)
                                                ----------------------------------------------------------------
                                                 O'Sullivan     Guarantor      Consolidating
                                                 Industries    Subsidiaries     Adjustments      Consolidated
                                                ------------  --------------  ---------------  -----------------
ASSETS:
    Current assets                             $      74,930 $        13,277 $              - $           88,207
    Property, plant and equipment, net                40,356          31,511                -             71,867
    Other assets                                       8,896              86                -              8,982
    Investment in subsidiary                          33,725               -          (33,725)                 -
    Goodwill                                          38,088               -                -             38,088
    Receivable from parent                                 -          33,425          (33,425)                 -
                                                ------------  --------------  ---------------  -----------------
        Total assets                           $     195,995 $        78,299 $        (67,150)$          207,144
                                                ============  ==============  ===============  =================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
    Current liabilities                        $      20,951 $        20,848 $              - $           41,799
    Long-term debt                                   179,970          10,000                -            189,970
    Other liabilities                                  2,439               -                -              2,439
    Payable to parent-tax sharing agreement           51,543          13,726                -             65,269
    Other payable to parent                           34,615               -          (33,425)             1,190
    Stockholder's equity (deficit)                   (93,523)         33,725          (33,725)           (93,523)
                                                ------------  --------------  ---------------  -----------------
        Total liabilities and stockholder's    $     195,995 $        78,299 $        (67,150)$          207,144
            equity (deficit)
                                                ============  ==============  ===============  =================

Condensed Consolidating Statements of Cash Flows

                                                                   Nine months ended March 31, 2004
                                                                             (in thousands)
                                                    ---------------------------------------------------------------
                                                     O'Sullivan      Guarantor     onsolidating
                                                     Industries    Subsidiaries   CAdjustments      Consolidated
                                                    -------------  -------------  --------------  -----------------
Net cash flows provided by operating
    activities                                    $         3,682$         8,011$              -$            11,693
                                                    -------------  -------------  --------------  -----------------
Investing activities:
    Capital expenditures                                   (1,388)          (150)              -             (1,538)
    Repayments of loans to affiliates                       7,757              -          (7,757)                 -
                                                    -------------  -------------  --------------  -----------------
        Net                                                 6,369           (150)         (7,757)            (1,538)
                                                    -------------  -------------  --------------  -----------------
Financing activities:
    Advances (repayment) of loans from affiliates             786         (7,757)          7,757                786
    Proceeds from borrowings                               95,000              -               -             95,000
    Repayment of borrowings                               (92,265)             -               -            (92,265)
    Debt issuance costs                                    (4,030)             -               -             (4,030)
                                                    -------------  -------------  --------------  -----------------
        Net                                                  (509)        (7,757)          7,757               (509)
                                                    -------------  -------------  --------------  -----------------

Cash and cash equivalents:
    Net increase in cash and cash equivalents               9,542            104               -              9,646
    Cash and cash equivalents, beginning of
        period                                              7,878             99               -              7,977
                                                    -------------  -------------  --------------  -----------------
    Cash and cash equivalents, end of period      $        17,420$           203$              -$            17,623
                                                    =============  =============  ==============  =================

                                                                   Nine months ended March 31, 2003
                                                                            (in thousands)
                                                   ----------------------------------------------------------------
                                                    O'Sullivan    Guarantor      Consolidating
                                                    Industries   Subsidiaries     Adjustments       Consolidated
                                                   ------------  ------------   ---------------  ------------------
Net cash flows provided by operating activities   $       6,631$       15,981 $               -$             22,612
                                                   ------------  ------------   ---------------  ------------------
Investing activities:
    Capital expenditures                                 (3,252)       (1,575)                -              (4,827)
    Repayment of loans to affiliates                     14,358             -           (14,358)                  -
                                                   ------------  ------------   ---------------  ------------------
        Net                                              11,106        (1,575)          (14,358)             (4,827)
                                                   ------------  ------------   ---------------  ------------------

Op
Financing activities:
    Advances (repayment) of loans from affiliates           770       (14,358)           14,358                 770
    Repayment of borrowings                             (16,739)            -                 -             (16,739)
                                                   ------------  ------------   ---------------  ------------------
        Net                                             (15,969)      (14,358)           14,358             (15,969)
                                                   ------------  ------------   ---------------  ------------------

Cash and cash equivalents:
    Net increase in cash and cash equivalents             1,768            48                 -               1,816
    Cash and cash equivalents, beginning of
        period                                           15,648           129                 -              15,777
                                                   ------------  ------------   ---------------  ------------------
    Cash and cash equivalents, end of  period     $      17,416$          177 $               -$             17,593
                                                   ============  ============   ===============  ==================

Note 9--Income Taxes

         O'Sullivan recorded no tax expense for the three or nine months ended March 31, 2004 and 2003 because of the valuation allowance recorded in the quarter ended March 31, 2002.

Note 10--Related Party Transactions

         O'Sullivan entered into a management services agreement with Bruckmann, Rosser, Sherrill & Co., LLC
("BRS") for strategic and financial advisory services on November 30, 1999.  BRS holds about 72% of O'Sullivan
Holdings' outstanding common stock.  The fee for these services is the greater of (a) 1% of O'Sullivan's consolidated cash flow (as defined in the indenture related to the O'Sullivan senior subordinated notes) or (b)
$300,000 per year.  Under the management services agreement, BRS can also receive reimbursement for expenses.

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

         The management fees and reimbursable expenses of $212,000 and $365,000 recognized in the first nine months of fiscal years 2004 and 2003, respectively, are included in selling, marketing and administrative expense in the accompanying consolidated statements of operations.  O'Sullivan paid BRS $713,000 in the first quarter of fiscal
2003 for the balance owed through June 30, 2002 and $305,000 as a prepayment of the fiscal 2003 management fee.
An additional prepayment of $285,000 for fiscal 2003 management fees was made in January 2003.  The amount due
BRS under the management services agreement at March 31, 2004 was $65,000; this amount is included in accrued liabilities on the consolidated balance sheet.  At June 30, 2003 the prepaid balance under the management services agreement was $147,000, which was included in prepaid expenses and other current assets on the consolidated balance sheet.

Note 11--Commitments and Contingencies

         Payment to Parent - Tax Sharing Agreement.  Future payments to O'Sullivan Holdings with respect to the tax sharing agreement between O'Sullivan Holdings and RadioShack Corporation are contingent on taxable income.
The maximum payments are fiscal 2004--$11.6 million; fiscal 2005--$10.5 million; fiscal 2006--$11.3 million;
and thereafter--$38.7 million.  O'Sullivan estimates that its payments to O'Sullivan Holdings with respect to the tax sharing agreement between O'Sullivan Holdings and RadioShack during fiscal 2004 will aggregate $1.7 million.

         Litigation.  There have been no significant changes in legal matters since June 30, 2003, except that the preference claim filed by Montgomery Ward LLC against O'Sullivan in the Bankruptcy Court for the District of
Delaware has been settled.  The settlement is not expected  to have a material impact on O'Sullivan's  results of operations.

Note 12--Other Comprehensive Income:

         O'Sullivan's comprehensive income is comprised of net income (loss) and foreign currency translation adjustments.  The components of comprehensive income for the three and nine month periods ended March 31 are:

                                                             Three months ended           Nine months ended
                                                                  March 31,                   March 31,
                                                        -----------------------------  ------------------------
                                                           2004            2003           2004         2003
                                                        -----------     -----------    -----------  -----------
                                                                            (in thousands)
                                                                        -----------    -----------  -----------
Net income (loss)                                     $      (3,306)  $       3,499  $     (12,199$       8,476
Cumulative translation adjustments                            1,429             304          2,407          391
                                                        -----------     -----------    -----------  -----------
Comprehensive income (loss)                           $      (1,877)  $       3,803  $      (9,792$       8,867
                                                        ===========     ===========    ===========  ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

Overview

         We are a leading ready-to-assemble furniture manufacturer in North America with over 45 years of experience.  We design, manufacture and distribute a broad range of RTA furniture products--computer workcenters, desks, entertainment centers, audio stands, storage products, bookcases and cabinets.

Recent Trends

          Our net sales for the third quarter of fiscal 2004 were down about 15.7% from sales for the same quarter in fiscal 2003.  For the first nine months of fiscal 2004, our sales declined about 11.6% from sales in the same period of fiscal 2003.  Our sales declined for several reasons:

         o        increasing competition from imported furniture, particularly from China;

         o        the slowdown of economic growth and consumer spending in the United States from 2001 into
                  2004;

         o        increased competition from domestic competition due to excess capacity in the RTA furniture industry;

         o        a focus by several of our retail partners toward higher price point offerings, which include products using materials other than our particleboard and laminate capabilities.

These factors will continue to affect our business throughout the remainder of fiscal 2004 and into fiscal 2005.

         Market prices for particleboard, our largest raw material cost, increased about 20% during the quarter, reducing our gross margins.  Our product mix also changed slightly with more sales of lower priced, lower margin products.  In addition, we increased promotional activities with several of our major retail partners.  As a result, our operating income fell to $3.4 million for the quarter ended March 31, 2004, compared with $8.8 million for the quarter ended March 31, 2003.  For the first three quarters of fiscal 2004, our operating income was $10.2 million compared to $24.9 million in the first three quarters of fiscal 2003.  Net loss for the quarter ended March 31, 2004 was $3.3 million compared to a net income of $3.5 million in the comparable period of fiscal 2003.  Net loss for the nine months ended March 31, 2004 was $12.2 million, compared to a net income of $8.5 million for the nine months ended March 31, 2003.  The net loss for the fiscal 2004 quarter reflects lower sales, increasing particleboard prices and the reduction in operating income.  The net loss for the first nine months of fiscal 2004 reflects lower sales and operating income, lower production levels which adversely impacted our fixed cost absorption, increased particleboard prices and the write-off of unamortized debt issuance costs related to our previous senior credit facility.

         Several manufacturers, including O'Sullivan, have excess manufacturing capacity due to the current decline in sales in the RTA furniture segment and increasing imports.  This excess capacity is causing increased competition that is expected to continue, and perhaps to intensify, through the remainder of fiscal 2004 and into fiscal 2005.

Competition adversely affected our sales, margins and results of operations in fiscal 2004 and will continue to affect our sales, margins and results of operations in fiscal 2005.

         In December 2003, Best Buy informed us that they would be reducing orders of particleboard furniture.  As a result, our sales to Best Buy declined significantly in the third quarter of fiscal 2004.  We expect sales to Best Buy to continue at the lower level.  We hope to partially offset this loss by increasing sales to other customers, but we can not assure you that this will occur.

Refinancing Transactions

         On September 29, 2003, O'Sullivan issued $100 million of senior secured notes and executed a new five-
year $40 million senior secured revolving credit agreement.  The proceeds of the senior secured notes were used to repay O'Sullivan's existing $88.3 million senior credit facility and related fees and expenses.  The senior secured notes were sold at 95% of their face value, bear interest at 10.63% and mature on October 1, 2008.  As of March 31,
2004, we had no borrowings under the new credit agreement, although $14.0 million of letters of credit were outstanding.

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

         In the third quarter of fiscal 2004, market prices for particleboard, our largest-cost raw material,  increased about 20%.  We expect additional price increases in the last quarter of fiscal 2004, and perhaps beyond, as demand for particleboard has increased and suppliers have reduced capacity.  Because we utilize first-in, first-out accounting for our inventory, not all of the price increases are reflected in our cost of goods sold for the first nine months of fiscal 2004.  These price increases will reduce our operating margins and operating income for the remainder of fiscal 2004 and perhaps beyond.

         We are endeavoring to reduce the impact of the price increases through our value analysis program and by the eventual inclusion of the higher costs in the pricing of our products.  We are in the process of negotiating higher prices for our products with our customers; some of these negotiations have been concluded, while others are ongoing.  In our value analysis program, we endeavor to remove costs from the production of a product without sacrificing utility or quality of the product.  We cannot assure you that we will be successful in offsetting these or future potential raw material price increases.

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

         The remaining maximum obligation to RadioShack was $109.1 million at March 31, 2002.  O'Sullivan
Holdings reduced the obligation by subsequent payments; the balance was $81.4 million at June 30, 2002 and $72.1 million at June 30, 2003 and March 31, 2004.

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

         As a result of providing a full valuation allowance on our net deferred tax assets in fiscal 2002, we did not record a tax provision in the first nine months of fiscal 2003 or 2004.  We do not expect to record a tax provision or benefit in the foreseeable future.  If at a future date we determine that some or all of the deferred tax asset will more likely than not be realized, we will reverse the appropriate portion of the valuation allowance and credit income tax expense.

         See "Cautionary Statement Regarding Forward Looking Information."

Results of Operations

         Net Sales.  Net sales for the quarter ended March 31, 2004 decreased by $13.6 million, or 15.7%, to
$73.2 million from $86.9 million for the quarter ended March 31, 2003.  Net sales for the nine months ended
March 31, 2004 decreased by $27.6 million, or 11.6%, to $209.9 million from $237.5 million for the nine months ended March 31, 2003.  Our sales declined in every major channel due to extremely competitive conditions, economic uncertainties and the other reasons cited above.  For the quarter ended March 31, 2004, the decline in sales from the prior year period was due to a decline in average price per unit sold.  For the nine months ended March 31,
2004, the decline in sales from the first three quarters of fiscal 2003 was due to declines both in unit volume and in the average price per unit sold.

         Gross Profit.  Gross profit decreased to $15.4 million, or 21.1% of sales, for the three month period ended
March 31, 2004, from $21.2 million, or 24.5% of sales, for the comparable prior year quarter.  The gross margin percentage for the third quarter of fiscal 2004 declined primarily because of lower sales, increased raw material prices, changes in our customer mix and increasing promotional activities with several retail partners.  For the nine months ended March 31, 2004, gross profit declined to $44.3 million, or 21.1% of sales, from $60.9 million, or
25.7% of sales.  Gross profit declined for the first nine months of fiscal 2004 due to lower sales levels, lower production levels, increases in raw material prices, changes in our customer mix, increased promotional activities and product sold at discounted pricing.

         Selling, Marketing and Administrative Expenses.  Selling, marketing and administrative expenses increased slightly to $12.0 million for the three month period ended March 31, 2004, compared to $11.9 million during the quarter ended March 31, 2003.  Because of our lower sales in the fiscal 2004 period, selling, marketing and administrative expenses increased to 16.4% of our net sales for the fiscal 2004 third quarter compared to 13.7% of net sales in the third quarter of fiscal 2003.  Freight out expense increased due to charges incurred to ship displays to certain customers.  Royalty expenses increased due to royalties paid in connection with our license agreement with
The Coleman Company, Inc.  These charges were partially offset by decreased replacement parts expense and lower incentive compensation and profit sharing costs.

         For the nine months ended March 31, 2004, selling, marketing and administrative expenses decreased
$1.6 million from $35.5 million in fiscal 2003 to $33.9 million in fiscal 2004.  The major factors contributing to the decrease were decreased bad debt expense, decreased store display expense, decreased commission expense and lower incentive compensation and profit sharing costs.

         Casualty Loss.  In November 2003, a fire destroyed certain of our manufacturing equipment.  We recorded a casualty loss of $250,000 in the quarter ended December 31, 2003.  We deferred recognition of potential gains resulting from estimated insurance recoveries until the insurance proceeds have been received or are realizable.  In the third quarter of fiscal 2004, we received a payment of $500,000 from our insurance carrier for facility cleanup and additional expenses caused by the loss of the equipment which was recorded as an offset to the additional costs incurred during the third quarter. We currently expect to record a gain of approximately $550,000 in the fourth quarter of fiscal 2004 with respect to the casualty loss.  Thus, for the year ending June 30, 2004, we expect to record a net gain of approximately $300,000 related to the equipment destroyed by the fire.  Replacement equipment will be installed in the fourth quarter of fiscal 2004.

         Depreciation and Amortization.  Depreciation and amortization expenses of $3.1 million for the third quarter of fiscal 2004 and $9.7 million year to date are lower compared to the third quarter and year to date for fiscal
2003 because of our reduced capital expenditure levels in recent years.

         Operating Income.  Operating income decreased $5.3 million to $3.4 million for the quarter ended
March 31, 2004 from $8.8 million in the quarter ended March 31, 2003 due to lower sales, higher raw material prices and lower margins.  For the nine months ended March 31, 2004, operating income decreased $14.7 million over the nine months ended March 31, 2003.  Our operating income declined because of our lower sales levels, lower production levels which adversely affected our fixed cost absorption, increased raw material prices, changes in customer mix and increased promotional activities with several of our major retail partners.

         Net Interest Expense.  Net interest expense increased from $5.3 million in the third quarter of fiscal 2003 to
$6.7 million in the third quarter of fiscal 2004.  Net interest expense increased $3.3 million from $16.5 million for the first nine months of fiscal 2003 to $19.8 million for the first nine months of fiscal 2004.  Interest expense increased due to the fiscal 2003 change in value of our interest rate collar that expired in March 2003.  The following table summarizes our net interest expense:

                                                           Three months ended              Nine months ended
                                                                March 31,                      March 31,
                                                      -----------------------------  ------------------------------
                                                             (in thousands)                  (in thousands)
                                                           2004            2003           2004             2003
                                                        -----------     -----------    -----------     ------------
Interest expense on senior secured notes,
    credit agreement, senior credit facility, industri $
    revenue bonds and senior subordinated notes       al      6,011   $       5,600  $      17,846   $       17,222
Interest income                                                  (4)            (50)           (35)            (144)
        Non-cash items:
Interest rate collar                                              -            (783)             -           (2,091)
Amortization of debt discount                                   309             108            705              289
Amortization of loan fees                                       408             392          1,234            1,178
                                                        -----------     -----------    -----------     ------------
Net interest expense                                   $      6,724   $       5,267  $      19,750   $       16,454
                                                        ===========     ===========    ===========     ============

         Other Financing Income (Expense).  We recorded a gain of $616,000  in the quarter ended December 31,
2003 in connection with the repurchase of $4.0 million of our senior subordinated notes, net of original issue discount and capitalized loan fees.  For the nine months ended March 31, 2004, we recorded other financing costs expense of $2.7 million related to the write-off of capitalized loan fees for the old senior credit facility of about
$3.3 million in the September 2003 quarter, offset by the gain on the repurchase of the subordinated notes.

         Income Tax Provision.  We recorded no tax expense for the first, second or third quarters of fiscal 2004 or
2003 because of the valuation allowance recorded in the quarter ended March 31, 2002.  See "RadioShack
Arbitration and Accounting for Tax Sharing Agreement with RadioShack."

         Net Income (Loss).  We incurred a net loss of $3.3 million in the third quarter of fiscal 2004 compared to net income of $3.5 million in fiscal 2003 due to lower sales and operating levels, increased raw material prices and increased interest expense.  Net income decreased $20.7 million from net income of $8.5 million in the first nine months of fiscal 2003 to a net loss of $12.2 million in the first nine months of fiscal 2004 due to lower sales and operating levels, increased raw material prices, promotional activities with our retail partners and increased interest expense.

Liquidity and Capital Resources

         We are highly leveraged and have a stockholder's deficit of approximately $103.3 million at March 31,
2004.  Our primary sources of liquidity are cash flows from operations and borrowings under our senior credit agreement, which is discussed below.  Our liquidity requirements will be to pay our debt, including interest expense under the senior credit agreement and notes, to provide for working capital and capital expenditures and to pay
RadioShack amounts due under the tax sharing agreement.  Decreased demand for our products could decrease our cash flow from operations and the availability of borrowings under our credit agreement.

         Working Capital.  As of March 31, 2004, cash and cash equivalents totaled $17.6 million compared to
$8.0 million at June 30, 2003.  Net working capital was $56.7 million at March 31, 2004 compared to $46.4 million at June 30, 2003.

         Operating Activities.  Net cash provided by operating activities for the nine months ended March 31, 2004 was $11.7 million compared to net cash provided of $22.6 million for the nine months ended March 31, 2003.  Cash flow from operations declined year-over-year for the following reasons.

     o     Net income in the first nine months of fiscal 2004 was about $20.7 million lower than in the first nine months of fiscal 2003.

     o     Accounts payable and accrued liabilities increased $11.2 million in the first nine months of fiscal 2004 compared with a decline of $2.1 million in the first nine months of fiscal 2003.  Profit sharing and incentive compensation payments during the first nine months of fiscal 2003 were higher than in the first nine months of fiscal 2004 because of the prior year financial results.  Accrued interest was higher in fiscal 2004 due to the refinancing of our old senior credit facility.

     o     Included in net loss for fiscal 2004 was a non-cash charge of $2.7 million of debt extinguishment costs, net.

     o     In fiscal 2003, the liability associated with the interest rate collar declined by $2.1 million.

     o     Accounts receivable increased $2.6 million in the first nine months of fiscal 2004 compared with essentially no change in the first nine months of fiscal 2003.

     o     In fiscal 2004, inventories increased $189,000 compared with a $10.4 million decrease in fiscal 2003.

     o     During the first nine months of fiscal 2004, no amounts were due to O'Sullivan Holdings with respect to the tax sharing agreement between O'Sullivan Holdings and RadioShack; in the first nine months of fiscal
           2003, we paid O'Sullivan Holdings $6.2 million.

         Investing Activities.  We invested $1.5 million for capital expenditures for the nine months ended March 31,
2003 compared to $4.8 million for the prior year nine month period.  We currently estimate that the total capital expenditure requirements for the remainder of the fiscal year will be approximately $500,000, which we expect to fund from cash flow from operations or cash on hand.  Our ability to make future capital expenditures is subject to certain restrictions under our credit agreement.

         Financing Activities.  On September 29, 2003 we refinanced our old senior credit facility with
$100.0 million of new privately placed senior secured notes and an asset-based credit agreement.

         The $100.0 million senior secured notes mature on October 1, 2008 and bear interest at 10.63%.  The notes were issued by O'Sullivan at a price of 95%, providing $95.0 million in cash proceeds before expenses related to the issuance of about $3.8 million.  The notes are secured by a first-priority security interest in and lien on substantially all of our assets (and on O'Sullivan's capital stock) other than accounts receivable, inventory, capital stock of

O'Sullivan's subsidiaries, deposit accounts, certain books and records and certain licenses, and by a second-priority security interest in and lien on substantially all of our accounts receivable, inventory, deposit accounts, certain books and records and certain licenses.  The notes are guaranteed by O'Sullivan Holdings, O'Sullivan Industries - Virginia
and O'Sullivan Furniture Factory Outlet, Inc.  Pursuant to a registration rights agreement, we filed a registration statement with the Securities and Exchange Commission with respect to an offer to exchange the notes for a new issue of identical notes registered under the Securities Act of 1933, as amended.  The registration statement became effective on January 8, 2004, and the exchange offer closed on February 25, 2004.

         The five-year asset-based credit agreement permits revolving borrowings of up to $40.0 million to the extent of availability under a collateral borrowing base.  The borrowing base at March 31, 2004 was approximately
$35.0 million,  The credit agreement has a $25.0 million sub-limit for letters of credit, of which we are currently utilizing approximately $14.0 million.  The credit agreement is secured by a first-priority security interest in and lien on substantially all of our accounts receivable, inventory, deposit accounts, certain books and records and certain licenses, and a second-priority security interest in and lien on substantially all of our assets other than accounts receivable, inventory, capital stock of our subsidiaries, deposit accounts, certain books and records and certain licenses.  The interest rate on loans under the credit agreement is a LIBOR rate plus 2.5% or an index rate plus 1.0%.
We also pay a quarterly fee equal to 0.5% per annum of the unused commitment under the credit agreement.
O'Sullivan Industries - Virginia and O'Sullivan Furniture Factory Outlet, Inc. are also parties to the credit agreement.  No loans were outstanding under the credit agreement as of March 31, 2004.

         In connection with the repayment of the term loans and the termination of the revolving credit facility under the senior credit facility, we expensed approximately $3.1 million of unamortized issuance costs related to the facility in the first quarter of fiscal 2004.

         Our consolidated indebtedness at March 31, 2004 was $206.0 million consisting of:

        o         a credit agreement providing for asset-based revolving credit of up to $40.0 million.  The borrowing base at March 31, 2004 was approximately $35.0 million.  No borrowings were outstanding under the credit agreement, although letters of credit aggregating approximately $14.0 million were outstanding under the credit agreement.

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

The reconciliation of consolidated indebtedness to recorded book value at March 31, 2004 is as follows:

                               Consolidated     Original
                               Indebtedness       Issue
                                               Discount       Warrants
                                               Net of         Net of       Recorded
                                              Accretion     Accretion     Book Value
                              -------------  -------------  ------------  ------------
                                                   (in thousands)
                                             ---            --            --

                                             ---            --            --
Senior secured notes           $    100,000   $    (4,623)  $          -   $    95,377
Senior subordinated notes            96,000        (1,350)       (2,520)        92,130
Industrial revenue bonds             10,000              -             -        10,000
                                 ----------     ----------    ----------    ----------
Total                          $    206,000   $    (5,973)  $    (2,520)   $   197,507
                                 ==========     ==========    ==========    ==========

         With the refinancing of our old senior credit facility, we have no principal payments due on our debt until
October 2008.  We expect to fund interest payments on our debt from cash flow from operations, cash on hand or borrowings under our credit agreement.  We expect our borrowing availability under our credit agreement will approximate $35 million to $40 million reduced by any letters of credit outstanding.  Decreased demand for our products could decrease our inventory and accounts receivable levels and the availability of borrowings under our credit facility.

         Management believes O'Sullivan has sufficient liquidity to meet its short-term needs and obligations.  In addition, management is considering various alternatives to increase sales, reduce costs and improve profitability.

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

         Off-balance Sheet Arrangements.    At March 31, 2004, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

         As of March 31, 2004, our contractual obligations due in the future mature as follows:

                                                                           Payments Due by Period
                                                       ---------------------------------------------------------------
                                                                               (in thousands)
                                                           Less
                                                          than 12           12-36            36-60           After
       Contractual Obligations            Total           months            months          months          60 months
-------------------------------------  -----------     ------------      ------------     -----------     ------------
Long-term debt                       $     206,000   $            -    $            -   $     110,000   $       96,000
Tax Benefit payments to
RadioShack1                                 72,067           16,699            20,904          27,629            6,835
Capital lease obligations                        -                -                 -               -                -
Operating leases--unconditional               4,891            1,852             2,473             309              257
Other long-term obligations2                   802              367               345              90                -
                                       -----------     ------------      ------------     -----------     ------------
Total contractual cash obligations   $     283,760   $       18,918    $       23,722   $     138,028   $      103,092
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
         2Represents payments due under retirement agreements.
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

      o      We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and its estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required.  Obsolete and slow-moving inventory reserves were approximately $2.3 million and $4.3 million at March 31, 2004 and June 30,
             2003, respectively.

      o      We record our deferred tax assets at the amount that the asset is more likely than not to be realized.  As of March 31, 2004, we have provided a valuation allowance against our total net deferred tax asset.
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

Legal Proceedings

         On September 24, 2002, Montgomery Ward, LLC filed suit against O'Sullivan in the U.S. Bankruptcy
Court, District of Delaware, alleging that payments made by Montgomery Ward within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from O'Sullivan by Montgomery Ward, together with interest.  The alleged payments aggregate $3.7 million.  We responded to the suit denying we received any preferential payments.  This litigation has been settled..  The settlement is not expected to have a material impact on our results of operations.

         In August 2002, Ames decided to close all of its stores and liquidate.  Actual net sales to Ames in fiscal
2003 were minimal.  In August 2003, Ames Department Stores, Inc. filed suit against O'Sullivan in the U.S.
Bankruptcy Court, Southern District of New York, alleging that payments made by Ames within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from O'Sullivan by Ames, together with interest.  The alleged payments aggregate $2.1 million.  We received the summons in this action on September 22, 2003.  We responded to the suit denying we received any preferential payments.  We are contesting this lawsuit vigorously.

         In November 2001 House2Home filed for bankruptcy and eventually liquidated.  In January 2004, we received notice of a November 2003 suit against O'Sullivan in the U.S. Bankruptcy Court, Central District of
California, alleging that payments made by House2Home within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from O'Sullivan by House2Home together with interest.  The alleged payments aggregate $700,000.  We responded to the suit denying we received any preferential payments.  We are contesting this lawsuit vigorously.

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

         We have market risk in interest rate exposure, primarily in the United States.  We manage interest rate exposure through our mix of fixed and floating rate debt.  Interest rate instruments may be used to adjust interest rate exposures when appropriate based on market conditions.  Our interest rate collar expired on March 31, 2003.  At
March 31, 2004, $10.0 million of our debt was subject to variable interest rates.  A change in interest rates of one percentage point would change our cash interest by about $100,000 annually.

         Due to the nature of our product lines, we have material sensitivity to some commodities, including particleboard, fiberboard, corrugated cardboard and hardware.  We manage commodity price exposures primarily through the duration and terms of our vendor agreements.  A 1.0% change in our raw material prices would affect our cost of sales by approximately $1.4 million annually.

         In the third quarter of fiscal 2004, market prices for particleboard, our largest-cost raw material,  increased about 20%.  We expect additional price increases in the last quarter of fiscal 2004, and perhaps beyond, as demand for particleboard has increased and suppliers have reduced capacity.  Because we utilize first-in, first-out accounting for our inventory, not all of the price increases are reflected in our cost of goods sold for the first nine months of fiscal 2004.  These price increases will reduce our operating margins and operating income for the remainder of fiscal 2004 and perhaps beyond.

         We are endeavoring to reduce the impact of the price increases through our value analysis program and by the eventual inclusion of the higher costs in the pricing of our products.  We are in the process of negotiating higher prices for our products with our customers; some of these negotiations have been concluded, while others are ongoing.  In our value analysis program, we endeavor to remove costs from the production of a product without sacrificing utility or quality of the product.  We cannot assure you that we will be successful in offsetting these or future potential price increases.

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

         (b)  There have been no significant changes in O'Sullivan's internal controls over financial reporting subsequent to December 31, 2003 that have materially affected or are reasonably likely to materially affect,
O'Sullivan's internal control over financial reporting.

                                          PART II --  OTHER  INFORMATION

ITEM 1.

         On September 24, 2002, Montgomery Ward, LLC, et al., Debtor in Possession, filed suit against O'Sullivan in the United States Bankruptcy Court, District of Delaware, alleging that payments made by Montgomery Ward within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from O'Sullivan by Montgomery Ward, together with interest.  The alleged payments aggregate $3.7

million.    We responded to the suit denying we received any preferential payments.  We have settled this litigation.
The settlement is not expected to have a material impact on our results of operations.

ITEM 5.           OTHER INFORMATION.

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

                                                                         O'SULLIVAN INDUSTRIES , INC.

Date:   May 14, 2004                                      By:                  /s/ Richard D. Davidson
                                                                 --------------------------------------------------

                                                                                 Richard D. Davidson
                                                                                    President and
                                                                               Chief Executive Officer

Date:   May 14, 2004                                      By:                   /s/ Stuart D. Schotte
                                                                 -------------------------------------------------------------------------------------------------------------------

                                                                                  Stuart D. Schotte
                                                                       Senior Vice President of Operations and
                                                                            Acting Chief Financial Officer
                                                                    (Principal Financial and Accounting Officer)

                                                 INDEX TO EXHIBITS

                                                                                                             Page
 Exhibit No.                                           Description                                            No.
  3.1 & 4.1   Certificate of Incorporation of O'Sullivan (incorporated by reference from Exhibit 3.1 to
              Registration Statement on Form S-4 (File No. 333-31282) filed on February 28, 2000)

  3.2 & 4.2   Bylaws of O'Sullivan (incorporated by reference from Exhibit 3.3 to Registration Statement on
              Form S-1 (File No. 333-32182) filed on February 28, 2000)

     4.3      Indenture dated as of November 30, 1999, by O'Sullivan Industries, Inc., as Issuer, O'Sullivan
              Industries - Virginia, Inc., as Guarantor, and Norwest Bank Minnesota, National Association,
              as Trustee, relating to O'Sullivan Industries, Inc.'s $100,000,000 principal amount of 13.375%
              senior subordinated notes (incorporated by reference to Exhibit 4.4 to Quarterly Report on
              Form 10-Q of O'Sullivan Holdings for the quarter ended December 31, 1999
              (File No. 0 28493) February 14, 2000)

     4.4      Warrant Agreement dated as of November 30, 1999 between O'Sullivan Industries Holdings,
              Inc. and Norwest Bank Minnesota, National Association, as Warrant Agent, relating to warrants to purchase 39,273 shares of O'Sullivan Industries Holdings, Inc. Series B junior preferred stock, including form of warrant certificate (incorporated by reference to Exhibit 4.5 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended December 31,
              1999 (File No. 0-28493) February 14, 2000)

     4.5      Warrant Agreement dated as of November 30, 1999 between O'Sullivan Industries Holdings,
              Inc. and Norwest Bank Minnesota, National Association, as Warrant Agent, relating to warrants to purchase 93,273 shares of O'Sullivan Industries Holdings, Inc. common stock, including form of warrant certificate (incorporated by reference to Exhibit 4.6 to Quarterly
              Report on Form 10-Q of O'Sullivan Holdings for the quarter ended December 31, 1999
              (File No. 0-28493) February 14, 2000)

     4.6      Indenture dated as of September 29, 2003 between O'Sullivan Industries, Inc. And each of the guarantors party thereto and The Bank of New York, as Trustee, including form of Notes
              (incorporated by reference to Exhibit 4 to Current Report on Fomr 8-K dated September 29,
              2003 (File No. 333-31282 ) filed on October 2, 2003)

     31.1     Certificate of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002         29

     31.2     Certificate of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002         30

     32.1     Certificate of chief executive officer under 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002                                                      31

     32.2     Certificate of chief financial officer under 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002                                                      32