Form 10-Q
period 2004-09-30
OSULLIVAN INDUSTRIES INC
filed 2004-11-15
CIK 1107978

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
                                          SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

                                                        OR

[   ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                                        SECURITIES  EXCHANGE  ACT  OF  1934
For the transition period from _____________ to _________________

Commission file number: 333-31282

                                            O'Sullivan Industries, Inc.
                              (Exact name of registrant as specified in its charter)

                              Delaware                                                    43-0923022
   (State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

         10 Mansell Court East, Suite 100, Roswell, Georgia                               30076-4823
              (Address of principal executive offices)                                    (ZIP Code)

                                                  (678) 939-0800
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

         As of November 10, 2004, 100 shares of common stock, par value $1.00 per share, were outstanding and held by O'Sullivan Industries Holdings, Inc.

------------------------------------------------------------------------------------------------------------------------

                                     The Index to Exhibits begins on page 24.

                                                  Page 1 of   30

                                                      PART  I
Item 1.  Financial Statements.

                                    O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
                         (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                                        UNAUDITED CONSOLIDATED BALANCE SHEETS
                                        (in thousands, except for share data)

                                                                                       September 30,       June 30,
                                        Assets                                              2004             2004
                                                                                      ----------------    -----------
Current assets:
   Cash and cash equivalents                                                            $        4,070   $      5,250
   Trade receivables, net of allowance for doubtful accounts
      of $2,158 and $2,144, respectively                                                        26,925         22,579
   Inventories, net                                                                             51,077         55,071
   Prepaid expenses and other current assets                                                     2,787          3,229
                                                                                         -------------    -----------
         Total current assets                                                                   84,859         86,129

Property, plant and equipment, net                                                              58,884         61,683
Other assets                                                                                     7,908          8,256
Goodwill, net of accumulated amortization                                                       38,088         38,088
                                                                                         -------------    -----------
                Total assets                                                            $      189,739   $    194,156
                                                                                         =============    ===========

                        Liabilities and Stockholder's Deficit
Current liabilities:
   Accounts payable                                                                     $        7,943   $      8,199
   Accrued advertising                                                                          10,260          9,422
   Accrued liabilities                                                                          15,370         15,177
   Payable to parent - tax sharing agreement                                                         -          3,658
         Total current liabilities                                                              33,573         36,456

Long-term debt                                                                                 198,140        197,820
Other liabilities                                                                                3,235          3,276
Payable to parent - tax sharing agreement                                                       70,067         66,409
Other payable to parent                                                                          2,670          2,254
                                                                                         -------------    -----------
                Total liabilities                                                              307,685        306,215

Commitments and contingent liabilities (Notes 7, 8 and 9)

Stockholder's deficit:
   Common stock, $1.00 par value; 100 shares authorized, issued and outstanding                      -              -
   Retained deficit                                                                           (120,166)      (113,620)
   Accumulated other comprehensive income                                                        2,220          1,561
                                                                                         -------------    -----------
         Total stockholder's deficit                                                          (117,946)      (112,059)
                                                                                         -------------    -----------
                Total liabilities and stockholder's deficit                             $      189,739   $    194,156
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
                                                                                         =============    ===========

                                 O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
                     (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (in thousands)

                                                                                      Three months ended
                                                                                         September 30,
                                                                                 -----------------------------
                                                                                     2004             2003
                                                                                 -------------    ------------

Net sales                                                                       $       62,680  $       71,464
Cost of sales                                                                           51,243          57,156
                                                                                 -------------    ------------

Gross profit                                                                            11,437          14,308

Operating expenses:
     Selling, marketing and administrative                                              11,217          10,357
                                                                                 -------------    ------------

Operating income                                                                           220           3,951

Other income (expense)
     Interest expense                                                                   (6,768)         (6,094)
     Interest income                                                                         2              23
     Other financing costs, net                                                              -          (3,294)
                                                                                 -------------    ------------

Loss before income tax provision                                                        (6,546)         (5,414)
Income tax provision                                                                         -               -
                                                                                 -------------    ------------

Net loss                                                                        $       (6,546) $       (5,414)
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

                                   O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
                       (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)

                                                                                           Three months ended
                                                                                             September 30,
                                                                                      ----------------------------
                                                                                          2004            2003
                                                                                      ------------    ------------

Cash flows provided (used) by operating activities:
     Net loss                                                                       $       (6,546)  $      (5,414)
     Adjustments to reconcile net income (loss) to net cash provided (used)
         by operating activities:
              Depreciation and amortization                                                  3,110           3,312
              Amortization of debt issuance costs                                              413             431
              Amortization of debt discount                                                    320             103
              Bad debt expense                                                                  65              51
              (Gain)/loss on disposal of assets                                                 (4)              1
              Debt extinguishment costs                                                          -           3,108
              Accrual of special payment on options to purchase Series A
                  junior preferred stock                                                       392             343
     Changes in assets and liabilities:
              Trade receivables                                                             (4,411)         (8,947)
              Inventories                                                                    3,994           7,148
              Other assets                                                                     302             425
              Accounts payable and accrued liabilities                                       1,005           3,287
                                                                                      ------------    ------------
Net cash flows provided (used) by operating activities                                      (1,360)          3,848
                                                                                      ------------    ------------

Cash flows used by investing activities:
     Capital expenditures                                                                     (236)           (244)
                                                                                      ------------    ------------
Net cash flows used by investing activities                                                   (236)           (244)

Cash flows provided by financing activities:
     Proceeds from borrowings                                                                5,700          95,000
     Repayment of borrowings                                                                (5,700)        (88,265)
     Debt issuance costs                                                                         -          (4,236)
     Advances on intercompany loans                                                            416             254
                                                                                      ------------    ------------
Net cash flows provided by financing activities                                                416           2,753

Net increase (decrease) in cash and cash equivalents                                        (1,180)          6,357
Cash and cash equivalents, beginning of period                                               5,250           7,977
                                                                                      ------------    ------------
Cash and cash equivalents, end of period                                            $        4,070   $      14,334
                                                                                      ============    ============

Non-cash investing activities:
     Capital expenditures included in accounts payable                              $           71   $          43
             The accompanying notes are an integral part of these consolidated financial statements.

                                 O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
                      (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                                       UNAUDITED CONSOLIDATED STATEMENTS
                                      OF CHANGES IN STOCKHOLDER'S DEFICIT
                                 For the three months ended September 30, 2004
                                                (in thousands)

                                                              Accumulated
                                                                 other             Total
                                             Retained        comprehensive     stockholder's    Comprehensive
                                             deficit            income            deficit       income (loss)
                                           ------------     ---------------   ---------------  ----------------

                                           ------------     ---------------   ---------------  ----------------

Balance, June 30, 2004                   $     (113,620)  $           1,561 $        (112,059)

     Net loss                                    (6,546)                               (6,546)$          (6,546)

     Cumulative translation adjustments                                 659               659               659
                                           ------------     ---------------   ---------------  ----------------
Balance, September 30, 2004              $     (120,166)  $           2,220 $        (117,946)$          (5,887)
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
                                           ============     ===============   ===============  ================

                                           O'SULLIVAN  INDUSTRIES,  INC.
                        (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                              NOTES  TO UNAUDITED CONSOLIDATED  FINANCIAL  STATEMENTS
                                                September 30, 2004

Note 1--Basis of Presentation

         The unaudited consolidated financial statements of O'Sullivan Industries, Inc. and subsidiaries
("O'Sullivan"), a wholly owned subsidiary of O'Sullivan Industries Holdings, Inc. ("O'Sullivan Holdings") included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The financial statements should be read in conjunction with the audited financial statements and notes thereto included in O'Sullivan's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.  The interim results are not necessarily indicative of the results that may be expected for a full year.  O'Sullivan Industries is the sole owner of O'Sullivan Industries - Virginia, Inc. ("O'Sullivan Industries - Virginia") and O'Sullivan Furniture
Factory Outlet, Inc.

Note 2--Liquidity

O'Sullivan has a stockholder's deficit of approximately $118 million as of September 30, 2004, incurred a net loss of
$6.5 million for the quarter ended  September 30, 2004 and expects to incur additional losses during the remainder of the fiscal year ending June 30, 2005.  O'Sullivan's net sales have declined in each of the past four years.
O'Sullivan's sales and operating results during fiscal 2004 and the first quarter of fiscal 2005 were impacted by a decline in the RTA furniture market, increased competition from foreign and domestic competitors, a product mix reflecting more promotional merchandise, and higher raw material costs, principally particleboard and fiberboard.

         O'Sullivan has recently added several new key members to its executive management team.  The new executive management team has evaluated O'Sullivan's strategies and core competencies to determine the most effective way to improve sales, reduce costs and increase operating income.  Management has developed and is implementing a strategic plan developed from that evaluation.

         O'Sullivan refinanced its previous senior credit facility on September 29, 2003.  As a result of the refinancing, O'Sullivan has no principal payments on debt due until October 2008.  In connection with the refinancing, O'Sullivan entered into a five year $40 million revolving credit agreement.  Borrowing availability under the credit agreement is subject to, among other things, a borrowing base determined by qualified inventory and accounts receivable levels, and is further reduced by outstanding letters of credit.  O'Sullivan expects borrowing availability under the credit agreement to approximate $8 million to $12 million, after the effect of outstanding letters of credit ($15.2 million at September 30, 2004), from November 2004 through the end of fiscal 2005.
Decreased demand for O'Sullivan products, as well as efforts to reduce working capital requirements, could negatively affect levels of inventory and accounts receivable and the availability of borrowings under the credit agreement.  No borrowings were outstanding under the credit agreement at September 30, 2004.

         O'Sullivan management believes that cash on hand, net cash to be generated from operations, and forecasted availability under the credit agreement will be sufficient to meet O'Sullivan's cash needs for the next twelve months.
O'Sullivan was in compliance with its debt covenants at September 30, 2004 and expects to remain in compliance with these covenants during the next twelve months.  In the event that revenues are significantly below fiscal year
2005 forecasted revenues, O'Sullivan believes it has the ability to reduce or delay discretionary expenditures, including capital purchases, and further reduce operating costs and expenses so that it will have sufficient cash resources through the next twelve months.  However, there can be no assurance that O'Sullivan will be able to adjust its costs in sufficient time to respond to revenue shortfalls, should that occur.

Note 3--Stock Based Compensation

         O'Sullivan accounts for stock based compensation pursuant to the intrinsic value based method of accounting as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees.  O'Sullivan has made pro forma disclosures of net income as if the fair value based method of accounting defined in SFAS 123, as amended, Accounting for Stock-Based Compensation, had been applied.

         No stock-based compensation cost is included in net income (loss), as all historical options granted had an exercise price equal to the market value of the stock on the date of the grant.  The following tables present the effect on net loss had compensation cost for the company's stock plans been determined consistent with SFAS 123.

                                                                              Three months ended
                                                                                September 30,
                                                                            2004           2003
                                                                         -----------    -----------
                                                                                (in thousands)
                                                                                        -----------
Net loss as reported                                                   $      (6,546) $      (5,414)
Less:  total stock-based compensation expense determined under fair value method for all stock options, net of related income tax
      benefit                                                                     (1)            (2)
                                                                         -----------    -----------
Pro forma net loss                                                     $      (6,547) $      (5,416)
                                                                         ===========    ===========

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the vesting period.  No options were granted during the three months ended September 30, 2004 and 2003.

Note 4--Shipping and Handling Costs

         O'Sullivan reports amounts billed to customers as revenue, the cost for warehousing operations in cost of sales and freight out costs as part of selling, marketing and administrative expenses.  Freight out costs included in selling, marketing and administrative expenses in the first quarters of fiscal 2005 and fiscal 2004 were approximately
$2.1 million and $1.5 million, respectively.

Note 5--Inventory

         Inventory, net, consists of the following:

                     September 30,     June 30,
                          2004           2004
                     --------------  -------------
                             (in thousands)
                                     ----
Finished goods       $       30,453   $     36,645
Work in process               5,105          4,817
Raw materials                15,519         13,609
                       ------------      ---------
                     $       51,077   $     55,071
                       ============      =========

         During the quarter ended September 30, 2004, O'Sullivan increased its finished goods inventory allowance by approximately $985,000 and decreased its allowance for maintenance and supplies inventory by approximately
$1.4 million for changes in management estimates about the future recoverability of these assets.

Note 6 - Condensed Consolidating Financial Information.

         In November 1999 O'Sullivan issued $100 million of 13.375% senior subordinated notes due 2009.  These notes are unsecured obligations of O'Sullivan; however, they were guaranteed on an unsecured basis by O'Sullivan
Industries - Virginia and any future subsidiaries created, including O'Sullivan Furniture Factory Outlet, Inc., which commenced operations in April 2002.  The guarantees are full and unconditional.  In fiscal 2000, O'Sullivan exchanged the senior subordinated notes issued in November 1999 for notes with substantially identical terms and associated guarantees.  The exchange notes have been registered under the Securities Act of 1933, as amended.

         The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC rules and regulations.

Condensed Consolidating Statements of Operations

                                                         Three months ended September 30, 2004
                                                                     (in thousands)
                                             --------------------------------------------------------------
                                              O'Sullivan      Guarantor     Consolidating
                                              Industries    Subsidiaries     Adjustments      Consolidated
                                             -------------  -------------  ----------------  --------------
Net sales                                  $        48,362$        14,318$                -$         62,680
Cost of sales                                       38,955         12,288                 -          51,243
                                             -------------  -------------  ----------------  --------------

Gross profit                                         9,407          2,030                 -          11,437

Operating expenses:
    Selling, marketing and administrative            9,794          1,423                 -          11,217
                                             -------------  -------------  ----------------  --------------

Op
Operating income                                      (387)           607                 -             220
Other income (expense):
    Interest expense                                (6,663)          (105)                -          (6,768)
    Interest income                                      2              -                 -               2
    Other financing costs, net                           -              -                 -               -
    Equity in earnings of subsidiary                   502              -             (502)               -
                                             -------------  -------------  ----------------  --------------

Income (loss) before income tax provision           (6,546)           502             (502)          (6,546)
Income tax provision                                     -              -                 -               -
                                             -------------  -------------  ----------------  --------------

Net income (loss)                          $        (6,546$           502$            (502)$         (6,546)
                                             =============  =============  ================  ==============

                                                         Three months ended September 30, 2003
                                                                     (in thousands)
                                             -------------------------------------------------------------
                                              O'Sullivan     Guarantor      Consolidating
                                              Industries    Subsidiaries     Adjustments     Consolidated
                                             ------------  --------------  ---------------  --------------

Net sales                                  $       53,082$         18,382$               -$         71,464
Cost of sales                                      40,828          16,328                -          57,156
                                             ------------  --------------  ---------------  --------------

Gross profit                                       12,254           2,054                -          14,308

Operating expenses:
    Selling, marketing and administrative           8,582           1,775                -          10,357
                                             ------------  --------------  ---------------  --------------

Op
Operating income                                    3,672             279                -           3,951
Other income (expense):
    Interest expense                               (5,878)           (216)               -          (6,094)
    Interest income                                    23               -                -              23
    Other financing costs, net                     (3,294)              -                -          (3,294)
    Equity in earnings of subsidiary                   63               -             (63)               -
                                             ------------  --------------  ---------------  --------------

Income (loss) before income tax provision          (5,414)             63             (63)          (5,414)
Income tax provision (benefit)                          -               -                -               -
                                             ------------  --------------  ---------------  --------------
Net income (loss)                          $       (5,414$             63$            (63)$         (5,414)
                                             ============  ==============  ===============  ==============

Condensed Consolidating Balance Sheets
                                                                         September 30, 2004
                                                                           (in thousands)
                                                  ----------------------------------------------------------------
                                                   O'Sullivan      Guarantor      onsolidating
                                                   Industries    Subsidiaries    CAdjustments       Consolidated
                                                  -------------  -------------   --------------   ----------------
ASSETS:
    Current assets                              $        75,431$         9,428 $              - $           84,859
    Property, plant and equipment, net                   32,515         26,369                -             58,884
    Other assets                                          7,845             63                -              7,908
    Investment in subsidiaries                           48,833              -          (48,833)                 -
    Goodwill                                             38,088              -                -             38,088
    Receivable from parent                                    -         42,937          (42,937)                 -
                                                  -------------  -------------   --------------   ----------------
        Total assets                            $       202,712$        78,797 $        (91,770)$          189,739
                                                  =============  =============   ==============   ================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
    Current liabilities                         $        30,914$         2,659 $              - $           33,573
    Long-term debt                                      188,140         10,000                -            198,140
    Other liabilities                                     3,235              -                -              3,235
    Payable to parent - tax sharing agreement            52,762         17,305                -             70,067
    Other payable to parent                              45,607              -          (42,937)             2,670
    Stockholder's equity (deficit)                     (117,946)        48,833          (48,833)          (117,946)
                                                  -------------  -------------   --------------   ----------------
        Total liabilities and stockholder's     $       202,712$        78,797 $        (91,770)$          189,739
           equity (deficit)
                                                  =============  =============   ==============   ================

                                                                            June 30, 2004
                                                                           (in thousands)
                                                   ---------------------------------------------------------------
                                                    O'Sullivan     Guarantor      Consolidating
                                                    Industries   Subsidiaries      Adjustments      Consolidated
                                                   ------------  -------------   ---------------  ----------------
ASSETS:
    Current assets                               $       77,972$         8,157 $               -$           86,129
    Property, plant and equipment, net                   34,292         27,391                 -            61,683
    Other assets                                          8,186             70                 -             8,256
    Investment in subsidiaries                           34,364              -           (34,364)                -
    Goodwill                                             38,088              -                 -            38,088
    Receivable from parent                                    -         41,279           (41,279)                -
                                                   ------------  -------------   ---------------  ----------------
        Total assets                             $      192,902$        76,897 $         (75,643$          194,156
                                                   ============  =============   ===============  ================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
    Current liabilities                          $       17,889$        18,567 $               -$           36,456
    Long-term debt                                      187,820         10,000                 -           197,820
    Other liabilities                                     3,276              -                 -             3,276
    Payable to parent - tax sharing agreement            52,443         13,966                 -            66,409
    Other payable to parent                              43,533              -           (41,279)            2,254
    Stockholder's equity (deficit)                     (112,059)        34,364           (34,364)         (112,059)
                                                   ------------  -------------   ---------------  ----------------
        Total liabilities and stockholder's      $      192,902$        76,897 $         (75,643$          194,156
            equity (deficit)
                                                   ============  =============   ===============  ================

Condensed Consolidating Statements of Cash Flows

                                                                   Three months ended September 30, 2004
                                                                               (in thousands)
                                                        -----------------------------------------------------------

                                                        -----------
                                                        O'Sullivan     Guarantor     onsolidating
                                                        Industries    Subsidiaries  CAdjustments     Consolidated
                                                        -----------   ------------  --------------  ---------------
Net cash flows provided (used) by operating                         $
    activities:                                       $      (2,976)         1,616$              -$          (1,360)
                                                        -----------   ------------  --------------  ---------------
Investing activities:
    Capital expenditures                                       (192)           (44)              -             (236)
                                                        -----------   ------------  --------------  ---------------

Op
Financing activities:
    Advances (repayment) of loans from affiliates             2,074         (1,658)              -              416
    Proceeds from borrowings                                  5,700              -               -            5,700
    Repayment of borrowings                                  (5,700)             -               -           (5,700)
    Debt issuance costs                                           -              -               -                -
                                                        -----------   ------------  --------------  ---------------
        Net                                                   2,074         (1,658)              -              416
                                                        -----------   ------------  --------------  ---------------

Cash and cash equivalents:
    Net increase in cash and cash equivalents                (1,094)           (86)              -           (1,180)
    Cash and cash equivalents, beginning of
        period                                                5,023            227               -            5,250
                                                        -----------   ------------  --------------  ---------------
    Cash and cash equivalents, end of  period         $       3,929 $          141$              -$           4,070
                                                        ===========   ============  ==============  ===============

                                                                   Three months ended September 30, 2003
                                                                               (in thousands)
                                                        -----------------------------------------------------------
                                                         O'Sullivan    Guarantor     onsolidating
                                                         Industries   Subsidiaries  CAdjustments     Consolidated
                                                        ------------- ------------  --------------  ---------------

Net cash flows provided (used) by operating
    activities:                                       $        (2,983$       6,831$               $           3,848
                                                        ------------- ------------  --------------  ---------------
Investing activities:
    Capital expenditures                                         (229)         (15)              -             (244)
                                                      --------------- ------------  --------------  ---------------

Financing activities:
    Advances (repayment) of loans from affiliates               6,876       (6,622)              -              254
    Proceeds from borrowings                                   95,000            -               -           95,000
    Repayment of borrowings                                   (88,265)           -               -          (88,265)
    Debt issuance costs                                        (4,236)           -               -           (4,236)
                                                        ------------- ------------  --------------  ---------------
        Net                                                     9,375       (6,622)              -            2,753
                                                        ------------- ------------  --------------  ---------------

Cash and cash equivalents:
    Net increase in cash and cash equivalents                   6,163          194               -            6,357
    Cash and cash equivalents, beginning of
        period                                                  7,878           99               -            7,977
                                                        ------------- ------------  --------------  ---------------
    Cash and cash equivalents, end of period          $        14,041$         293$              -$          14,334
                                                        ============= ============  ==============  ===============

Note 7--Income Taxes

         O'Sullivan entered into a significant tax sharing and tax benefit reimbursement agreement with RadioShack
Corporation (O'Sullivan's former parent) in 1994.  See Note 3 to the consolidated financial statements included in
O'Sullivan's Annual Report on Form 10-K for the year ended June 30, 2004.  Because of the current tax benefits associated with the Section 338 election and the valuation allowance recorded in the fiscal year ended June 30, 2002,
O'Sullivan recorded no tax expense for the three months ended September 30, 2004 and 2003.

Note 8--Related Party Transactions

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

         The management fee and other reimbursable costs of $75,000 recognized during the first quarter of each of fiscal years 2005 and 2004 are included in selling, marketing and administrative expense in the consolidated statement of operations.  At September 30, 2004 and June 30, 2004, the amount due BRS of $228,000 and $153,000, respectively, is included in accrued liabilities.

Note 9--Commitments and Contingencies

         Tax Sharing Agreement between O'Sullivan Holdings and RadioShack.  Future tax sharing agreement payments are contingent on taxable income.  The maximum payments are fiscal 2005-- $20.2 million; fiscal
2006-- $11.3 million; fiscal 2007-- $12.3 million; fiscal 2008-- $14.5 million; and thereafter-- $11.8 million.
The amount O'Sullivan estimates it will pay during fiscal 2005 has been recorded in current liabilities.  See Note 3 to the consolidated financial statements included in O'Sullivan's Annual Report on Form 10-K for the year ended
June 30, 2004.

         Litigation.  There have been no significant changes in pending litigation involving O'Sullivan since June 30,
2004, except for the House2Home litigation described below.

         In November 2001, House2Home filed for bankruptcy and eventually closed all of its stores.  House2Home filed a suit against O'Sullivan in the U.S. Bankruptcy Court, Central District of California, alleging that payments made by House2Home within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy
Code that should be recovered from O'Sullivan by House2Home together with interest.  The alleged payments aggregated $700,000.  O'Sullivan settled this suit in the second quarter of fiscal 2005 for a de minimis amount.

Note 10--Other Comprehensive Income

         O'Sullivan's comprehensive income is comprised of net income (loss) and foreign currency translation adjustments.  The components of comprehensive income for the three month periods ended September 30 are:

                                                            Three months ended
                                                               September 30,
                                                        ---------------------------
                                                           2004            2003
                                                        -----------     -----------
                                                              (in thousands)
                                                                        -----------
Net income (loss)                                     $      (6,546)  $      (5,414)
Cumulative translation adjustments                              659             325
                                                        -----------     -----------
Comprehensive income (loss)                           $      (5,887)  $      (5,089)
                                                        ===========     ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

Overview

         Our net sales declined 12.3% in the first quarter of fiscal 2005 from $71.5 million to $62.7 million.  This decline continued the net sales decreases experienced by us in recent years.  Our net sales declined for several reasons:

    o    market share losses at two large retailers in the last half of fiscal 2004;

    o    a weaker than expected back-to-school selling season;

    o    increased competition from imported furniture, particularly from China;

    o    increased competition from domestic competition due to excess capacity in the RTA furniture industry and increasing concentration of retail stores; and

    o    the decline in price of the average unit sold, reflecting increased competition and a trend toward more promotional merchandise;

         Operating income declined to $220,000 in the first quarter of fiscal 2005 from $4.0 million in fiscal 2004.
The decline was due to:

     o   lower sales levels;

     o   lower gross margins due to lower production levels due to lower sales and efforts to reduce our inventory levels, which unfavorably affected overhead absorption;

     o   continued high prices of raw materials, particularly particleboard; and

     o   a product mix during the first quarter of fiscal 2005 that contained more promotionally priced, lower margin units.

In response to the industry trends, we have taken steps to reduce costs, increase selling prices, lower our inventories and mitigate the impact of the current market challenges.  We may take similar actions in the future, which may result in asset write-downs or impairment or other charges.  See "Market Risk and Inflation" for more information regarding our raw material price increases.

Second Quarter Outlook.

         We anticipate the second quarter of fiscal 2005 will be challenging.  Sales are anticipated to be flat to slightly down compared to the second quarter of fiscal 2004, but earnings will be reduced by several factors including:

     o   Our gross margins will be reduced due to unabsorbed manufacturing overhead due to lower production levels.  The lower production levels are a part of our plan to reduce inventory levels significantly.  Most of the reduction will be completed in the second quarter, allowing us to balance production and sales in future quarters.

     o   Raw material prices, particularly particleboard prices, continue at high levels.

     o   Our product mix in fiscal 2005 will contain more promotionally priced lower margin units compared to the product mix sold in the second quarter of fiscal 2004.

The fundamental changes described above will take time to implement and to take effect.  However, we believe these initiatives will help O'Sullivan achieve improved long-term results.

New Management Team and Strategic Planning

         In May 2004, we announced the hiring of Robert S. Parker as our President and Chief Executive Officer,
followed in succeeding months by the arrival of Rick A. Walters as Executive Vice President and Chief Financial
Officer and Michael D. Orr as Executive Vice President-Operations.  Each of these gentlemen came from the
Sharpie/Calphalon Group of Newell Rubbermaid Corporation.  The new executive management team has evaluated our strategies and core competencies to determine the most effective way to improve sales, reduce costs and increase operating income.  We have developed and are implementing a strategic plan developed from that evaluation.
Strategic initiatives that are currently underway at O'Sullivan include:

     o   creating a new sales and marketing organization to focus on targeted market segments and the key customers in those segments;

     o   evaluating all aspects of our cost structure and our new product development process in order to introduce new consumer oriented, profitable products to our customers;

     o   building a more capable and far reaching organization to source parts and products from outside the United
         States;

     o   focusing on our factories to improve their productivity and better control their costs, including the introduction of lean manufacturing training programs;

     o   improving working capital management and cash flow through better planning, reduction in required inventory levels, improving vendor and customer terms, etc.;

     o   moving our corporate headquarters from Lamar, Missouri to the Atlanta, Georgia area, which will make us more accessible to our valued customers and expand our management recruiting opportunities;

     o   adding seasoned professionals to our sales and marketing organization; and

     o   implementing a disciplined new product development program that is designed to introduce consumer oriented products that provide distinctive value.

Customer Bankruptcy

         In August 2002, Ames Department Stores, Inc. decided to close all of its stores and liquidate.  In August
2003, Ames filed suit against O'Sullivan Industries in the U.S. Bankruptcy Court, Southern District of New York
alleging that payments made by Ames within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from O'Sullivan Industries by Ames, together with interest.  The alleged payments aggregate $2.1 million.  We have responded to the suit denying we received any preferential payments.  We are contesting this lawsuit vigorously.

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

         Additionally, we recorded a payable to parent equal to O'Sullivan Holdings' remaining maximum obligation to RadioShack pursuant to the tax sharing agreement.  The remaining maximum obligation to RadioShack was
$70.1 million at September 30, 2004 and June 30, 2004, respectively.  O'Sullivan Holdings' future payments to
RadioShack are contingent upon achieving consolidated taxable income calculated on the basis of the tax sharing agreement.

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

         See "Cautionary Statement Regarding Forward Looking Information."

Results of Operations

         Net Sales.  Net sales for the quarter ended September 30, 2004 decreased by $8.8 million, or 12.3%, to
$62.7 million from $71.5 million for the quarter ended September 30, 2003.  During the quarter, sales declined in virtually every channel of distribution for the reasons cited in the overview section above.  Our average price per unit declined, while the number of units sold increased slightly as we sold more promotional merchandise in the first quarter of fiscal 2005 than in fiscal 2004.

         Gross Profit.  Gross profit decreased to $11.4 million, or 18.2% of net sales, for the three month period ended September 30, 2004, from $14.3 million, or 20.0% of net sales, for the comparable prior year quarter.  Fiscal
2005 first quarter gross profit dollars and margin declined because of lower sales, higher raw material costs, a shift in product mix toward more promotional merchandise with lower margins and lower production levels that adversely affected our fixed cost absorption, partially offset by price increases, all as compared to the fiscal 2004 first quarter.
Gross profit was also affected by an increase of our finished goods inventory allowance of $985,000, a decrease of our allowance for maintenance and supplies inventory of $1.4 million and the establishment of a  $600,000 reserve for expenses expected to be incurred in connection with the termination of agreements to purchase certain raw materials.

         Selling, Marketing and Administrative Expenses.  Selling, marketing and administrative expenses increased to $11.2 million, or 17.9% of net sales, for the three month period ended September 30, 2004, from $10.4 million, or
14.5% of net sales, for the quarter ended September 30, 2003.  In the fiscal 2005 first quarter, freight out expense increased due to higher sales shipped directly to customers, royalty expense increased due to higher sales of our
Coleman(R)storage products, and employee costs rose due to recruiting expenses, severance agreements and higher executive salaries.  These increases were partially offset by lower advertising and store display expenses and lower benefit expenses, all as compared to the same quarter in the prior year.

         Depreciation and Amortization.  Depreciation and amortization expenses declined from  $3.3 million for the first quarter of fiscal 2004 to $3.1 million for the first quarter of fiscal 2005.  The lower depreciation expense results from lower capital expenditures in recent years.

         Operating Income.  Operating income decreased $3.7 million to $220,000 for the quarter ended
September 30, 2004 from $4.0 million in the quarter ended September 30, 2003 for the reasons described above.

         Net Interest Expense.  Net interest expense increased from $6.1 million in the first quarter of fiscal 2004 to
$6.8 million in the first quarter of fiscal 2005.  Interest expense increased because the interest rate on our senior secured notes issued on September 29, 2003 is higher than the interest rate incurred on our senior credit facility that was repaid with the proceeds from the senior secured notes.  The following table describes the components of net interest expense.

                                                            Three months ended
                                                               September 30,
                                                        ---------------------------
                                                              (in thousands)
                                                              2004          2003
                                                           ----------     ---------
Interest expense on senior secured notes, credit
    agreement, senior credit facility, industrial revenu  $
    bonds and senior subordinated notes                 e       6,035   $     5,560
Interest income                                                    (2)          (24)
        Non-cash items:
Amortization of debt discount                                     320           104
Amortization of loan fees                                         413           431
                                                           ----------     ---------
Net interest expense                                      $     6,766   $     6,071
                                                           ==========     =========

         Other Financing Costs.  In the first quarter of fiscal 2004, we wrote off $3.3 million of capitalized loan fees related to our old senior credit facility as we refinanced this debt.

         Pre-Tax Loss. Our pre-tax loss in the first quarter of fiscal 2005 was $6.5 million compared to a pre-tax loss of $5.4 million in the first quarter of fiscal 2004.  The decline was due principally to our lower net sales and operating levels, a shift in product mix toward lower margin promotional items, higher raw material costs and increased interest expense.

         Income Tax Provision.  We recorded no tax expense in the first quarters of fiscal 2005 or fiscal 2004 because of the current tax benefits associated with the Section 338 election (See "Tax Sharing Agreement with
RadioShack") and because of the valuation allowance against our net deferred tax assets.

         Net Loss.  Net loss increased $1.1 million from a net loss of $5.4 million in the first quarter of fiscal 2004 to a loss of $6.5 million in the first quarter of fiscal 2005 due to lower sales, higher raw material prices, a shift in product mix toward lower margin promotional items, lower production levels partners and increased interest expense.

Liquidity and Capital Resources

         We are highly leveraged and had a stockholder's deficit of approximately $117.9 million at September 30,
2004.  Our liquidity requirements will be to pay our debt, including interest expense under our credit agreement and notes, to pay RadioShack amounts due under the tax sharing agreement and to provide for working capital and capital expenditures.  Our primary sources of liquidity are cash flows from operating activities and borrowings under our credit agreement, which is discussed below.  Decreased demand for our products could decrease our cash flows from operating activities, our inventory and accounts receivable balances and the availability of borrowings under our credit agreement.

         Working Capital.  As of September 30, 2004, cash and cash equivalents totaled $4.1 million.  Net working capital was $51.3 million at September 30, 2004 compared to $49.7 million at June 30, 2004.

         Operating Activities.  Net cash used by operating activities for the three months ended September 30, 2004 was $1.4 million compared to net cash provided of $3.8 million for the three months ended September 30, 2003.
Cash flow from operations decreased year-over-year for the following reasons:

      o    Our net loss in the first quarter of fiscal 2005 was $6.5 million compared to a net loss of $5.4 million in the first quarter of fiscal 2004.

      o    Accounts receivable increased $4.4 million in the first quarter of fiscal 2005 compared with an increase of
           $8.9 million in the first quarter of fiscal 2004.  The larger increase in the fiscal 2004 quarter reflects the
           $19.8 million increase in sales from the last quarter of fiscal 2003 compared to the $3.8 million increase in sales from the last quarter of fiscal 2004 to the first quarter of fiscal 2005.

      o    Inventories declined $4.0 million in the quarter ended September 30, 2004 compared with a decline in the quarter ended September 30, 2003 of $7.1 million as we lowered production levels in both years to reduce inventory levels and to adapt to reduced demand.  We expect to continue to focus on reducing our inventory to levels 20% to 30% below those recorded at June 30, 2004.

      o    Accounts payable, accrued advertising and accrued liabilities increased $1.0 million during the first quarter of fiscal 2005 compared to an increase of $3.3 million during the first quarter of fiscal 2004.  The smaller increase in payables in fiscal 2005 was due to lower production levels during the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 and the timing of the shutdowns of our manufacturing facilities around the start of fiscal 2005 and 2004.

      o    We expensed $3.1 million of unamortized debt issuance costs in fiscal 2004 in connection with the refinancing of our previous senior credit facility.  We had no similar costs in fiscal 2005.

         Investing Activities.  We invested $236,000 in capital expenditures for the three months ended
September 30, 2004 compared to $244,000 in the prior year three month period.  We currently estimate that the total capital expenditure requirements for the fiscal year will be approximately $2 million to $3 million, which we expect to fund from cash flow from operations, cash on hand or borrowings under our credit agreement.  Our ability to make future capital expenditures is limited to $10.0 million per year, with certain carryforwards, under the indenture governing our senior secured notes.

         Financing Activities.  Our net cash provided by financing activities was $416,000 in the first quarter of fiscal 2005, from intercompany loans.  In the first quarter of fiscal 2004, the refinancing of our old senior credit facility provided $2.5 million of cash.

         Our consolidated principal amount of indebtedness at September 30, 2004 was $206.0 million, consisting of the following:

    o    a credit agreement providing for asset-based revolving credit of up to $40.0 million.  The borrowing base at
         September 30, 2004 was approximately $29 million.  No borrowings were outstanding under the credit agreement at September 30, 2004, although letters of credit aggregating approximately $15.2 million were outstanding under the credit agreement.  The outstanding letters of credit reduced the borrowing base to approximately $13.6 million.  The credit agreement is secured by a first-priority security interest in and lien on substantially all of our accounts receivable, inventory, deposit accounts, certain books and records and certain licenses, and a second-priority security interest in and lien on substantially all of our assets other than accounts receivable, inventory, capital stock of our subsidiaries, deposit accounts, certain books and records and certain licenses. The interest rate on loans under the credit agreement is a LIBOR rate plus
         2.5% or an index rate plus 1.0%.  We also pay a quarterly fee equal to 0.5% per annum of the unused commitment under the credit agreement.  O'Sullivan Industries - Virginia. and O'Sullivan Furniture Factory
         Outlet, Inc. are also parties to the credit agreement.

    o    $100.0 million in 10.63% senior secured notes due 2008.  We sold the notes in September 2003 at 95% of their par value, yielding $95.0 million in proceeds before issuance expenses of approximately $3.8 million.
         We used proceeds of the senior secured notes to repay the $88.7 million outstanding under our old senior credit facility and to pay issuance expenses.  The notes are secured by a first-priority security interest in and lien on substantially all of our assets (and on O'Sullivan Industries' capital stock) other than accounts receivable, inventory, capital stock of O'Sullivan Industries' subsidiaries, deposit accounts, certain books and records and certain licenses, and by a second-priority security interest in and lien on substantially all of our accounts receivable, inventory, deposit accounts, certain books and records and certain licenses.  The notes are guaranteed by O'Sullivan Holdings, O'Sullivan Industries - Virginia and O'Sullivan Furniture
         Factory Outlet, Inc.

    o    $96.0 million in 13-3/8% senior subordinated notes due 2009 issued with warrants to purchase 6.0% of our common and Series B junior preferred stock on a fully diluted basis.  These warrants were assigned a value of $3.5 million. We issued $100.0 million of these notes in 1999 at a price of 98.046%, providing $98.0 million in cash proceeds before expenses related to the issuance.  We repurchased $4.0 million of the notes during fiscal 2004.

    o    $10.0 million in variable rate industrial revenue bonds.

The reconciliation of consolidated principal amount of indebtedness to recorded book value as of September 30,
2004, is as follows:

                                                        Original          Warrants           Recorded
                                    Consolidated     issue discount         net of        book value of
                                    indebtedness    net of accretion      accretion       long-term debt
                                   ---------------  ----------------  ----------------- ------------------
                                                               (in thousands)
                                                    -----             --                ---

                                                    -----             --                ---
Senior secured notes                $      100,000      $     (4,223)  $              -   $         95,777
Senior subordinated notes                   96,000            (1,269)            (2,368)            92,363
Industrial revenue bonds                    10,000                 -                  -             10,000
                                      ------------       -----------    ---------------    ---------------
Total                               $      206,000      $     (5,492)  $         (2,368)  $        198,140
                                      ============       ===========    ===============    ===============

Liquidity

         We have a stockholder's deficit of approximately $118 million as of September 30, 2004, incurred a net loss of $6.5 million for the quarter ended  September 30, 2004 and expect to incur additional losses during the remainder of the fiscal year ending June 30, 2005.  Our net sales have declined each of the past four years.  Our sales and operating results during fiscal 2004 and the first quarter of fiscal 2005 were impacted by a decline in the RTA furniture market, increased competition from foreign and domestic competitors, a product mix reflecting more promotional merchandise and higher raw material costs, principally particleboard and fiberboard.

         We have recently added several new key members to our executive management team.  The new executive management team has evaluated O'Sullivan's strategies and core competencies to determine the most effective way to improve sales, reduce costs and increase operating income.  Management has developed and is implementing a strategic plan developed from that evaluation.

         As noted above, we refinanced our previous senior credit facility on September 29, 2003.  As a result of the refinancing, we have no principal payments on debt due until October 2008.  In connection with the refinancing, we entered into the five year $40 million revolving credit agreement discussed above.  Borrowing availability under the credit agreement is subject to, among other things, a borrowing base determined by qualified inventory and accounts receivable levels, and is further reduced by outstanding letters of credit ($15.2 million at September 30, 2004).  We expect borrowing availability under the credit agreement to approximate $8 million to $12 million, after the effect of outstanding letters of credit, from November 2004 through the end of fiscal 2005.  Decreased demand for our products, as well as efforts to reduce working capital requirements, could negatively affect levels of inventory and accounts receivable and the availability of borrowings under the credit agreement.  No borrowings were outstanding under the credit agreement at September 30, 2004.

         Our management believes that cash on hand, net cash to be generated from operations, and forecasted availability under the credit agreement will be sufficient to meet our cash needs for the next twelve months.  We were in compliance with our debt covenants at September 30, 2004 and expect to remain in compliance with these covenants during the next twelve months.  In the event that revenues are significantly below fiscal year 2005 forecasted revenues, we believe we have the ability to reduce or delay discretionary expenditures, including capital purchases, and further reduce operating costs and expenses so that we will have sufficient cash resources through the next twelve months.  However, there can be no assurance that we will be able to adjust our costs in sufficient time to respond to revenue shortfalls, should that occur.

         See the overview section of this Management's Discussion and Analysis of Financial Condition and Results
of Operations for a discussion of the impact of tax sharing agreement with RadioShack on our liquidity and financial condition.

         Off-balance Sheet Arrangements.    At September 30, 2004, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

         Contractual Obligations.  The following table illustrates our contractual obligations due in the future:

                                                                           Payments Due by Period
                                                       ---------------------------------------------------------------
                                                                               (in thousands)
                                                           Less
                                                          than 12           12-36            36-60           After
       Contractual Obligations            Total           months            months          months          60 months
-------------------------------------  -----------     ------------      ------------     -----------     ------------
Long-term debt                       $     206,000   $            -    $            -   $     110,000   $       96,000
Payable to parent - tax sharing
       agreement1                           70,067           22,897            24,116          23,054                -
Operating leases--unconditional               4,954            1,964             2,020             763              207
Other long-term obligations2                   403               99               214              90                -
                                       -----------     ------------      ------------     -----------     ------------
Total contractual cash obligations   $     281,424   $       24,960    $       26,350   $     133,907   $       96,207
                                       ===========     ============      ============     ===========     ============

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
                                       ===========     ============      ============     ===========     ============

Critical Accounting Policies and Estimates

         Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Management believes the most complex and sensitive judgments, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain.  Item 8,
"Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 2 to the
Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004 filed with the Securities and Exchange Commission on September 28, 2004, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements.  Actual results in these areas could differ from management's estimates.  There have been no significant changes in our accounting policies and estimates during the first three months of fiscal 2005.

Legal Proceedings

         In August 2002, Ames Department Stores, Inc. decided to close all of its stores and liquidate.  In August
2003, Ames filed suit against O'Sullivan in the U.S. Bankruptcy Court, Southern District of New York alleging that payments made by Ames within 90 days prior to its bankruptcy constituted preferential transfers under the

Bankruptcy Code that should be recovered from O'Sullivan by Ames, together with interest.  The alleged payments aggregate $2.1 million.  We have responded to the suit denying we received any preferential payments.  We are contesting this lawsuit vigorously.

         In November 2001, House2Home filed for bankruptcy and eventually closed all of its stores.  House2Home filed a suit against O'Sullivan in the U.S. Bankruptcy Court, Central District of California, alleging that payments made by House2Home within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy
Code that should be recovered from O'Sullivan Industries by House2Home together with interest.  The alleged payments aggregated $700,000.  We settled this suit in the second quarter of fiscal 2005 for a de minimis amount.

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

    o    changes from anticipated levels of sales, whether due to
         o    future national or regional economic and competitive conditions, as we have seen in recent years with slower economic conditions and declines in the sales of personal computers;
         o    new domestic or foreign entrants into the industry, as with competitors and retailers sourcing products competitive with ours from overseas in recent years;
         o    customer acceptance of existing and new products, as have experienced in recent years;
    o    loss of liquidity due to the arbitration panel's opinion in RadioShack Corporation v. O'Sullivan Industries
         Holdings, Inc.;
    o    significant indebtedness that limits our financial and operational flexibility;
    o    raw material cost increases, particularly in particleboard and fiberboard, as occurred in fiscal 2004;
    o    pricing pressures due to excess capacity in the ready-to-assemble furniture industry, as is occurring now, or customer demand in excess of our ability to supply product;
    o    transportation cost increases, due to higher fuel costs or otherwise;
    o    loss of or reduced sales to significant customers as a result of bankruptcy, liquidation, merger, acquisition or any other reason, as occurred with the liquidation of Ames in fiscal 2003, with the reorganization of Kmart beginning in fiscal 2002 and with the loss of significant business at Best Buy and a mass merchant in fiscal
         2004;
    o    actions of current or new competitors, foreign or domestic, that increase competition with our products or prices, as has been occurring with imported products from China and other countries in recent years;
    o    the consolidation of manufacturers in the ready-to-assemble furniture industry;
    o    increased advertising costs associated with promotional efforts;
    o    increased interest rates as the Federal Reserve increases interest rates from their historic low levels;
    o    pending or new litigation or governmental regulations such as the arbitration involving RadioShack;
    o    other uncertainties which are difficult to predict or beyond our control; and
    o    the risk that we incorrectly analyze these risks and forces, or that the strategies we develop to address them could be unsuccessful.

See also the Risk Factors section in our annual report on Form 10-K for the year ended June 30, 2004.

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

         In fiscal 2004, market prices for particleboard, our largest-cost raw material, increased about 40% to 50%, depending on thickness and origin.  Market prices for fiberboard increased about 30%.  Prices increased as demand for particleboard and fiberboard increased and because producers reduced their manufacturing capacity.  Market prices for particleboard declined slightly in the first quarter of fiscal 2005, while fiberboard prices were flat.
Industry sources anticipate flat to slightly lower prices for particleboard and fiberboard through the remainder of fiscal 2005.  Because we utilize first-in, first-out accounting for our inventory, not all of the price increases are reflected in our cost of goods sold in the first quarter of fiscal 2005.  These price increases will reduce our operating margins and operating income for fiscal 2005 and perhaps beyond.

         We are endeavoring to reduce the impact of the price increases through our productivity programs, by price increases and by the eventual inclusion of the higher costs in the pricing of our products.  We have negotiated higher prices for our products with our customers, although these price increases recovered only a part of the price increases we have incurred.  In our productivity programs, we endeavor to remove costs from the production of a product without sacrificing utility or quality of the product.  We cannot assure you that we will be successful in offsetting these or future potential raw material price increases.

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

         During our most recent quarter, there have been no changes in O'Sullivan's internal controls over financial reporting identified in the evaluation described above that has materially affected or is reasonably likely to materially affect, O'Sullivan's internal control over financial reporting.

                                          PART II --  OTHER  INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         In November 2001 House2Home filed for bankruptcy and eventually closed all of its stores.  House2Home filed a suit against us in the U.S. Bankruptcy Court, Central District of California, alleging that payments made by
House2Home within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from O'Sullivan Industries by House2Home together with interest.  The alleged payments aggregated $700,000.  We settled this suit in the second quarter of fiscal 2005 for a de minimis amount.

ITEM 5.           OTHER INFORMATION.

         O'Sullivan Holdings is a guarantor of our 10.63% senior secured notes due 2008.  O'Sullivan Holdings files quarterly reports on Form 10-Q and annual reports on Form 10-K with the Securities and Exchange Commission.
These reports are available from the SEC's web site at http://www.sec.gov or through our web site at
www.osullivan.com.

ITEM 6.           EXHIBITS.

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

                                                                         O'SULLIVAN INDUSTRIES, INC.

Date:   November 12, 2004                                 By:                   /s/ Robert S. Parker
                                                                 --------------------------------------------------

                                                                                  Robert S. Parker
                                                                                    President and
                                                                               Chief Executive Officer

Date:   November 12, 2004                                 By:                    /s/ Rick A. Walters
                                                                 -------------------------------------------------------------------------------------------------------------------

                                                                                   Rick A. Walters
                                                                              Senior Vice President and
                                                                               Chief Financial Officer
                                                                    (Principal Financial and Accounting Officer)

                                                 INDEX TO EXHIBITS

                                                                                                            Page
 Exhibit No.                                          Description                                           No.
  3.1 & 4.1   Certificate of Incorporation of O'Sullivan (incorporated by reference to Exhibit 3.1 to
              Registration Statement on Form S-4 (File No.333-31282))
  3.2 & 4.2   Bylaws of O'Sullivan (incorporated by reference from Exhibit 3.2 to Registration Statement on Form S-4 (File No. 333-31282))
 3.2a & 4.2a  Amendment to By-laws of O'Sullivan                                                                 26
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
     10.1     Severance Agreement between O'Sullivan and Richard D. Davidson dated as of  August 13,
              2004 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of
              O'Sullivan Industries dated October 14, 2004 (File No. 333-31282))
     10.2     Severance Agreement between O'Sullivan and Thomas M. O'Sullivan, Jr. dated as of August
              13, 2004 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K of
              O'Sullivan Industries dated October 14, 2004 (File No. 333-31282))
     10.3     Severance Agreement between O'Sullivan and E. Thomas Riegel dated as of  August 18,
              2004 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K of
              O'Sullivan Industries dated October 14, 2004 (File No. 333-31282))
     10.4     Schedule of outside director fees (incorporated by reference to Exhibit 10.4 to quarter
              Report on Form 10-Q of O'Sullivan Holdings for the quarter ended September 30, 2004
              (File No. 0-28493))
     31.1     Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act
              2002                                                                                       of      27

                                                                                                            Page
     31.2     Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act
              2002                                                                                       of      28
     32.1     Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted
              pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                                          29
     32.2     Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted            30
              pursuant to Section 906 of the Sarbanes-Oxley Act of 2002