Form 10-Q
period 2005-03-31
OSULLIVAN INDUSTRIES INC
filed 2005-05-16
CIK 1107978

------------------------------------------------------------------------------------------------------------------------

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
                                          SECURITIES EXCHANGE ACT OF 1934
                                   For the quarterly period ended March 31, 2005

                                                        OR

                           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                          SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from _____________ to _________________

                                         Commission file number: 333-31282

                                            O'Sullivan Industries, Inc.
                              (Exact name of registrant as specified in its charter)

                              Delaware                                                    43-0923022
   (State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

         10 Mansell Court East, Suite 100, Roswell, Georgia                                  30076
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

         As of May 10, 2005,100 shares of common stock, par value $1.00 per share, were outstanding and held by
O'Sullivan Industries Holdings, Inc.

------------------------------------------------------------------------------------------------------------------------

                                          PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                    O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
                        (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                                       UNAUDITED CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except for share data)
                                                                                       March 31,         June 30,
                                       Assets                                             2005             2004
                                                                                     --------------    -------------
Current assets:
     Cash and cash equivalents                                                        $       4,584     $      5,250
     Trade receivables, net of allowance for doubtful accounts
         of $1,947 and $2,144, respectively                                                  29,067           22,579
     Inventories, net                                                                        39,893           55,071
     Prepaid expenses and other current assets                                                2,455            3,229
                                                                                       ------------      -----------
              Total current assets                                                           75,999           86,129

Property, plant and equipment, net                                                           53,666           61,683
Other assets                                                                                  6,925            8,256
Goodwill, net of accumulated amortization                                                    38,088           38,088
                                                                                       ------------      -----------
                  Total assets                                                        $     174,678     $    194,156
                                                                                       ============      ===========

                        Liabilities and Stockholder's Deficit
Current liabilities:
     Accounts payable                                                                 $      11,787     $      8,199
     Accrued advertising                                                                      9,670            9,422
     Accrued liabilities                                                                     16,453           15,177
     Payable to parent - tax sharing agreement                                                    –            3,658
                                                                                       ------------      -----------
              Total current liabilities                                                      37,910           36,456

Long-term debt                                                                              198,822          197,820
Other liabilities                                                                             3,064            3,276
Payable to parent - tax sharing agreement                                                    70,067           66,409
Other payable to parent                                                                       3,634            2,254
                                                                                       ------------      -----------
                  Total liabilities                                                         313,497          306,215

Commitments and contingent liabilities (Notes 10, 11 and 12)

Stockholder's deficit:
     Common stock, $1.00 par value; 100 shares authorized, issued and outstanding
         at June 30, 2004 and March 31, 2005, respectively                                        –                –
     Retained deficit                                                                      (140,957)        (113,620)
     Accumulated other comprehensive income                                                   2,138            1,561
                                                                                       ------------    -------------
              Total stockholder's deficit                                                  (138,819)        (112,059)
                                                                                       ------------    -------------
                  Total liabilities and stockholder's deficit                         $     174,678     $    194,156
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
                                                                                       ============      ===========

                                   O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
                       (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (in thousands)

                                                             Three months ended             Nine months ended
                                                                 March 31,                      March 31,
                                                         --------------------------     --------------------------
                                                             2005          2004             2005          2004
                                                         ------------  ------------     ------------  ------------

Net sales                                               $      68,543 $      73,239    $     197,409 $     209,937
Cost of sales                                                  60,939        57,797          169,299       165,598
                                                         ------------  ------------     ------------  ------------

Gross profit                                                    7,604        15,442           28,110        44,339
                                                         ------------  ------------     ------------  ------------

Operating expenses:
     Selling, marketing and administrative                     11,335        12,024           34,712        33,860
     Restructuring charge                                         357             –              357             –
     Casualty loss                                                  –             –                –           250
                                                         ------------  ------------     ------------  ------------

Operating income (loss)                                        (4,088)        3,418           (6,959)       10,229

Other income (expense):
     Interest expense                                          (6,818)       (6,728)         (20,384)      (19,785)
     Interest income                                                2             4                6            35
     Other financing costs, net                                     –            –                –        (2,678)
                                                         ------------  ------------     ------------  ------------

Loss before income tax provision                              (10,904)       (3,306)         (27,337)      (12,199)
Income tax provision                                                –             –                –             –
                                                         ------------  ------------     ------------  ------------

Net loss                                                $     (10,904)$      (3,306)   $     (27,337)$     (12,199)
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

                                  O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
                       (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in thousands)

                                                                                            Nine months ended
                                                                                                March 31,
                                                                                         ------------------------
                                                                                            2005          2004
                                                                                         ----------    ----------

Cash flow provided (used) by operating activities:
     Net loss                                                                         $     (27,337) $    (12,199)
     Adjustments to reconcile net loss to net cash provided (used)
         by operating activities:
              Depreciation and amortization                                                   8,931         9,685
              Amortization of debt issuance cost                                              1,245         1,234
              Amortization of debt discount                                                   1,001           705
              Settlement of notes receivable from employees                                     283             –
              Bad debt expense (recoveries)                                                    (265)          101
              Gain (loss) on disposal of assets                                                  16           (81)
              Debt extinguishment costs, net                                                      –         2,678
              Accrual of special payment on options to purchase Series A junior
                  preferred stock                                                             1,210         1,053
     Changes in assets and liabilities:
              Trade receivables                                                              (6,223)       (2,646)
              Inventories                                                                    15,178          (189)
              Other assets                                                                      774           143
              Accounts payable and accrued liabilities                                        3,772        11,209
                                                                                         ----------    ----------
Net cash provided (used) by operating activities                                             (1,415)       11,693

Cash flow used for investing activities:
     Capital expenditures                                                                      (631)       (1,538)
                                                                                         ----------    ----------

Cash flow provided (used) for financing activities:
     Proceeds from borrowings on revolving credit debt                                        5,700             –
     Repayment of revolving credit debt                                                      (5,700)            –
     Proceeds from borrowings                                                                     –        95,000
     Extinguishment of borrowings                                                                 –       (92,265)
     Debt issuance costs                                                                          –        (4,030)
     Advances on intercompany loans                                                           1,380           786
                                                                                         ----------    ----------
Net cash flow provided (used) for financing activities                                        1,380          (509)

Net increase (decrease) in cash and cash equivalents                                           (666)        9,646
Cash and cash equivalents, beginning of period                                                5,250         7,977
                                                                                         ----------    ----------
Cash and cash equivalents, end of period                                              $       4,584  $     17,623
                                                                                         ==========    ==========

Non-cash investing and financing activities:
     Capital expenditures included in accounts payable                                $          72  $        170
        The accompanying notes are an integral part of these consolidated financial statements.

                                 O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
                     (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                                      UNAUDITED CONSOLIDATED STATEMENTS
                                     OF CHANGES IN STOCKHOLDER'S DEFICIT
                                   For the nine months ended March 31, 2005
                                                (in thousands)

                                                             Accumulated
                                                                other             Total
                                            Retained        comprehensive     stockholder's    Comprehensive
                                            deficit            income            deficit       income (loss)
                                          ------------     ---------------   ---------------  ----------------

                                          ------------     ---------------   ---------------  ----------------

Balance, June 30, 2004                   $    (113,620)  $           1,561 $        (112,059)

     Net loss                                  (27,337)                              (27,337)$         (27,337)

     Other comprehensive income                                        577               577               577
                                          ------------     ---------------   ---------------  ----------------

Balance, March 31, 2005                  $    (140,957)  $           2,138 $        (138,819)$         (26,760)
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
                                          ============     ===============   ===============  ================

                                           O'SULLIVAN  INDUSTRIES,  INC.
                        (A wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                              NOTES  TO UNAUDITED CONSOLIDATED  FINANCIAL  STATEMENTS
                                                  March 31, 2005

Note 1–Basis of Presentation

         The unaudited consolidated financial statements of O'Sullivan Industries, Inc. and subsidiaries
("O'Sullivan"), a wholly owned subsidiary of O'Sullivan Industries Holdings, Inc. ("O'Sullivan Holdings"), included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements of Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The financial statements should be read in conjunction with the audited financial statements and notes thereto included in O'Sullivan's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.  The interim results are not necessarily indicative of the results that may be expected for a full year.  O'Sullivan is the sole owner of O'Sullivan Industries - Virginia, Inc. ("O'Sullivan Industries - Virginia") and O'Sullivan Furniture Factory
Outlet, Inc.

Note 2–Liquidity

         O'Sullivan has a stockholder's deficit of approximately $138.8 million as of March 31, 2005, incurred a net loss of $27.3 million for the nine months ended March 31, 2005 and expects to incur additional losses during the remainder of the fiscal year ending June 30, 2005 and during fiscal 2006.  O'Sullivan's net sales have declined each of the past four years.  O'Sullivan's sales and operating results during fiscal 2004 and the first three quarters of fiscal
2005 were impacted by increased competition from foreign and domestic competitors, a product mix reflecting more promotional merchandise, unfavorable manufacturing overhead variances incurred from lower operating levels due to lower sales and execution of its inventory reduction plan and higher raw material costs, principally particleboard and fiberboard.  The third quarter of fiscal 2005 and fiscal 2005 year to date results of operations have also been adversely affected by an increase in O'Sullivan's reserves for raw materials and work-in-process inventories of $3.6 million and by charges and expenses aggregating $1.5 million in connection with the closing of its Australian operations.

         O'Sullivan has recently added several new key members to its executive management team.  The new executive management team has evaluated O'Sullivan's strategies and core competencies to determine the most effective way to improve sales, reduce costs and increase operating income.  Management has developed and is implementing a strategic plan developed from that evaluation.  O'Sullivan refinanced its previous senior credit facility on September 29, 2003.  As a result of the refinancing, O'Sullivan has no principal payments on debt due until October 2008.  In connection with the refinancing, O'Sullivan entered into a five year $40 million revolving credit agreement.  Borrowing availability under the credit agreement is subject to, among other things, a borrowing base determined by qualified inventory and accounts receivable levels, and is further reduced by outstanding letters of credit.  O'Sullivan expects borrowing availability under the credit agreement to approximate $8.5 million to $10 million, after the effect of outstanding letters of credit, from April 2005 through the end of fiscal 2005.  Decreased demand for O'Sullivan products, as well as efforts to reduce working capital requirements, could negatively affect levels of inventory and accounts receivable and thus the borrowing availability under the credit agreement.  No borrowings were outstanding under the credit agreement at March 31, 2005.

         O'Sullivan management believes that cash on hand, net cash to be generated from operations, and forecasted availability under the credit agreement will be sufficient to meet O'Sullivan's cash needs for the next twelve months.
O'Sullivan was in compliance with its debt covenants at March 31, 2005 and expects to remain in compliance with these covenants during the next twelve months.  In the event that revenues are significantly below fiscal year 2005 or fiscal year 2006 forecasted revenues, O'Sullivan believes it has the ability to reduce or delay discretionary expenditures and further reduce operating costs and expenses so that it will have sufficient cash resources through the next twelve months.  However, there can be no assurance that O'Sullivan will be able to adjust its costs in sufficient time to respond to revenue shortfalls, should that occur.

Note 3–New Accounting Standards

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial
Accounting Standards ("SFAS") No. 123(R) ("SFAS 123(R)").  SFAS 123(R) revised SFAS 123, Accounting for
Stock-Based Compensation, and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation.  O'Sullivan will adopt this standard for fiscal 2006 which begins on July 1,
2005.  O'Sullivan is currently evaluating the impact of SFAS 123(R) on its consolidated financial statements and has not yet selected a transition method for adopting this standard.

         In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43,
Chapter 4, ("SFAS 151").  The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges.
SFAS 151 also requires that allocation of fixed production overheads to the costs of inventory conversion be based on normal capacity of the production facilities.  O'Sullivan will adopt this accounting standard on July 1, 2005.
O'Sullivan is currently evaluating the financial statement impact of the adoption of SFAS 151.

Note 4–Stock Based Compensation

         O'Sullivan accounts for stock-based compensation for employees under Accounting Principles Board
("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and has elected the disclosure-only alternative under SFAS 123, as amended by SFAS 148.  No stock-based compensation cost is recorded, as all options granted have an exercise price equal to the market value of the stock on the date of the grant.  In accordance with SFAS 148, the following table presents the effect on O'Sullivan's net income (loss) had compensation cost for O'Sullivan
Holdings' stock plans been determined consistent with SFAS 123:

                                                            Three months ended            Nine months ended
                                                                 March 31,                    March 31,
                                                        ---------------------------    ------------------------
                                                           2005            2004           2005         2004
                                                        -----------     -----------    -----------  -----------
                                                                            (in thousands)
                                                                        -----------    -----------  -----------
Net loss as reported                                  $     (10,904)  $      (3,306) $     (27,337$     (12,199)
Less:  total stock-based compensation expense
      determined under fair value method for all stock
      options, net of related income tax                          –               –             (3)          (3)
                                                        -----------     -----------    -----------  -----------
Pro forma net loss                                    $     (10,904)  $      (3,306) $     (27,340$     (12,202)
                                                        ===========     ===========    ===========  ===========

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period.

         Effective November 18, 2004, the Board of Directors of O'Sullivan Holdings approved a new 2004 Class A
Common Stock Option Plan providing for the issuance of options to purchase up to 93,182 shares of Class A common stock, par value $0.01 per share, subject to adjustment.  Under the plan, options may be granted to executives and other key employees of O'Sullivan and its subsidiaries.  The plan will be administered by the
Compensation Committee of O'Sullivan Holdings' Board of Directors, which will set the terms for each option agreement.  Option terms may extend no longer than ten years, and exercise prices must be at least fair market value on the date of grant of the stock option.  Vesting terms will be subject to the attainment of certain performance targets, the passage of time or otherwise; provided, however, that all shares will vest upon a sale, merger or change in control of O'Sullivan Holdings.  The Compensation Committee will designate options as incentive stock options or non-qualified stock options at the time of grant.  An option holder may pay the exercise price for options exercised in cash, in shares of previously owned common stock of O'Sullivan Holdings or by a reduction in the number of shares to be received by the exercising option holder.  Any applicable withholding taxes must be paid in cash, by delivery of previously owned shares or by a reduction in the number of shares to be received by the exercising option holder.

         In November 2004, the Compensation Committee granted incentive stock options to purchase 48,000 shares of Class
A common stock at an exercise price of $0.01 per share, which is the estimated fair value of the underlying common stock at the date of grant.  The options vest in five annual installments beginning on the first anniversary of the date of grant of the option and expire on the tenth anniversary of the date of grant.  None of these options were exercisable at March 31, 2005.

Note 5–Shipping and Handling Costs

         O'Sullivan reports amounts billed to customers as revenue, the cost for warehousing operations in cost of sales and freight out costs as part of selling, marketing and administrative expenses.  Freight out costs included in selling, marketing and administrative expenses in the third quarter of fiscal 2005 and fiscal 2004 were approximately
$2.1 million and $2.1 million, respectively.  Freight out costs in the nine months ended March 31, 2005 and 2004 were $6.1 million and $5.3 million, respectively.

Note 6–Inventory

         Inventory, net, consists of the following:

                                March 31,     June 30,
                                  2005          2004
                              -------------  -----------
                                     (in thousands)
                                             --
Finished goods                $      23,815  $    36,645
Work in process                       5,254        4,817
Raw materials                         6,582       10,503
Maintenance and supplies              4,242        3,106
                                -----------    ---------
                              $      39,893  $    55,071
                                ===========    =========

         During the quarter ended March 31, 2005, O'Sullivan increased its reserve for raw materials and work-in-
process inventories by $3.6 million.  In addition, in connection with the closing of its Australian operations,
O'Sullivan increased its reserve for finished goods inventory located in Australia by $1.2 million.  See Note 8.  In the first quarter, O'Sullivan decreased its allowance for maintenance and supplies inventory by approximately
$1.4 million.

Note 7–Accrued Liabilities

         Accrued liabilities consist of the following:

                               March 31,      June 30,
                                  2005          2004
                              ------------  ------------
                                     (in thousands)
                                            ---
Accrued interest              $      8,356   $     7,684
Accrued compensation                 5,930         6,515
Other                                2,167           978
                                ----------     ---------
                              $     16,453   $    15,177
                                ==========     =========

Note 8–Closing of Australian Operations

         In February 2005, O'Sullivan decided to close its Australian operations.  The decision was made based on an assessment of the business and the determination that sales in the region were not sufficient to support the infrastructure required.  In the closure of the sales office, warehouse and two retail stores of this operation, the employment of approximately 17 employees has been or will be severed.  The winding down of the operations is expected to be completed by the end of the first quarter of fiscal 2006.

          As a result of the closing of the Australian operations, O'Sullivan expects to incur expenses between
$1.6 million and $2.0 million.  Of this amount, between $400,000 and $700,000 will represent cash charges related to severance, termination of leases and other agreements and costs to administer the winding down of these operations.  In the quarter ended March 31, 2005, O'Sullivan recorded $1.5 million of expenses, of which $357,000 was a cash charge reflected in restructuring charge on our consolidated statement of income.  The remainder was a non-cash charge of $1.2 million in the third quarter of fiscal 2005 as a reserve against inventories in Australia and is included in cost of sales.  At March 31, 2005, O'Sullivan had paid the employee termination benefits and administrative and other costs appearing in the restructuring charge.  O'Sullivan expects the majority of the lease termination expenses will be paid, and the inventory reserves will be depleted, by the end of the first quarter of fiscal
2006.

         The components of the exit costs for the nine months ended March 31, 2005 were as follows:

                                                            Paid or       Remaining
                                           Charges         incurred       eserve at
                                           through          through       March 31,
                                          March 31,        March 31,        2005
              Exit Costs                    2005             2005        r
---------------------------------------  -----------      -----------    -----------
                                                      (in thousands)
                                         -----------      -----------    -----------
Inventory reserves                     $       1,182    $      –       $    1,182
Employee termination benefits                     97          97              –
Lease termination expenses                       121           –             121
Administrative and other costs                   139          139             –
                                         -----------      -----------    -----------
Total                                  $       1,539          236      $    1,303
                                         ===========      ===========    ===========

Note 9–Condensed Consolidating Financial Information

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

Condensed Consolidating Statements of Operations

                                                        Three months ended March 31, 2005
                                                                 (in thousands)
                                            ---------------------------------------------------------
                                            O'Sullivan     Guarantor     onsolidating    onsolidated
                                            Industries    Subsidiaries  CAdjustments    C
                                            -----------   ------------  --------------  -------------
Net sales                                 $      48,213 $       20,330$              –$        68,543
Cost of sales                                    43,116         17,823               –         60,939
                                            -----------   ------------  --------------  -------------

Gross profit                                      5,097          2,507               –          7,604

Operating expenses:
    Selling, marketing and administrative         9,145          2,190               –         11,335
    Restructuring charge                            357              –               –            357
                                            -----------   ------------  --------------  -------------

Operating income (loss)                          (4,405)           317              –         (4,088)
Other income (expense):
    Interest expense                             (6,667)          (151)              –         (6,818)
    Interest income                                   2              –               –             2
    Other financing costs, net                        –              –              –              –
    Equity in earnings of subsidiary                166              –            (166)            –
                                            -----------   ------------  --------------  -------------

Loss before income tax provision                (10,904)           166            (166)       (10,904)
Income tax provision                                  –            –              –             –
                                            -----------   ------------  --------------  -------------

Net loss                                  $     (10,904)$          166$           (166$       (10,904)
                                            ===========   ============  ==============  =============

                                                        Three months ended March 31, 2004
                                                                 (in thousands)
                                            ---------------------------------------------------------
                                            O'Sullivan     Guarantor     onsolidating    onsolidated
                                            Industries    Subsidiaries  CAdjustments    C
                                            -----------   ------------  --------------  -------------
Net sales                                 $      62,217 $       11,022$              –$        73,239
Cost of sales                                    47,685         10,112               –         57,797
                                            -----------   ------------  --------------  -------------

Gross profit                                     14,532            910               –        15,442

Operating expenses:
    Selling, marketing and administrative        10,840          1,184              –         12,024
    Casualty loss                                     –              –               –              –
                                            -----------   ------------  --------------  -------------

Operating income (loss)                           3,692           (274)             –          3,418
Other income (expense):
    Interest expense                             (6,504)          (224)              –         (6,728)
    Interest income                                   4              –               –              4
    Other financing costs, net                        –             –               –              –
    Equity in loss of subsidiary                   (498)             –             498              –
                                            -----------   ------------  --------------  -------------

Loss before income tax provision                 (3,306)          (498)            498         (3,306)
Income tax provision                                  –              –              –              –
                                            -----------   ------------  --------------  -------------

Net loss                                  $      (3,306)$         (498$            498$        (3,306)
                                            ===========   ============  ==============  =============

                                                        Nine months ended March 31, 2005
                                                                 (in thousands)
                                            ---------------------------------------------------------
                                            O'Sullivan     Guarantor     onsolidating    onsolidated
                                            Industries    Subsidiaries  CAdjustments    C
                                            -----------   ------------  --------------  -------------
Net sales                                 $     146,803 $       50,606$              –$       197,409
Cost of sales                                   124,761         44,538               –        169,299
                                            -----------   ------------  --------------  -------------

Gross profit                                     22,042          6,068              –         28,110

Operating expenses:
    Selling, marketing and administrative        29,478          5,234               –        34,712
    Restructuring charge                            357              –               –            357
                                            -----------   ------------  --------------  -------------

Operating income (loss)                          (7,793)           834               –         (6,959)
Other income (expense):
    Interest expense                            (19,981)          (403)              –        (20,384)
    Interest income                                   6              –               –              6
    Other financing costs, net                        –             –               –              –
    Equity in earnings of subsidiary                431              –            (431)             –
                                            -----------   ------------  --------------  -------------

Loss before income tax provision                (27,337)           431            (431)       (27,337)
Income tax provision                                  –              –              –              –
                                            -----------   ------------  --------------  -------------

Net loss                                  $     (27,337)$          431$           (431$       (27,337)
                                            ===========   ============  ==============  =============

                                                        Nine months ended March 31, 2004
                                                                 (in thousands)
                                            ---------------------------------------------------------
                                            O'Sullivan     Guarantor     onsolidating    onsolidated
                                            Industries    Subsidiaries  CAdjustments    C
                                            -----------   ------------  --------------  -------------
Net sales                                 $     169,899 $       40,038$              –$       209,937
Cost of sales                                   129,849         35,749               –        165,598
                                            -----------   ------------  --------------  -------------

Gross profit                                     40,050          4,289               –         44,339

Operating expenses:
    Selling, marketing and administrative        29,796          4,064               –        33,860
    Casualty loss                                   250              –               –           250
                                            -----------   ------------  --------------  -------------

Operating income                                 10,004            225               –        10,229
Other income (expense):
    Interest expense                            (19,105)          (680)              –       (19,785)
    Interest income                                  35              –              –            35
    Other financing costs, net                   (2,678)             –               –         (2,678)
    Equity in loss of subsidiary                   (455)             –             455              –
                                            -----------   ------------  --------------  -------------

Loss before income tax provision                (12,199)          (455)            455        (12,199)
Income tax provision                                  –             –             –             –
                                            -----------   ------------  --------------  -------------

Net loss                                  $     (12,199)$         (455$            455$       (12,199)
                                            ===========   ============  ==============  =============

Condensed Consolidating Balance Sheets

                                                                 March 31, 2005
                                                                 (in thousands)
                                            ---------------------------------------------------------
                                            O'Sullivan     Guarantor     onsolidating
                                            Industries    Subsidiaries  CAdjustments    Consolidated
                                            -----------   ------------  --------------  -------------
ASSETS:
    Current assets                        $      67,002 $        8,997$              –$        75,999
    Property, plant and equipment, net           29,291         24,375               –        53,666
    Other assets                                  6,876             49               –          6,925
    Investment in subsidiaries                   48,445              –        (48,445)             –
    Goodwill                                     38,088             –              –         38,088
    Receivable from parent                            –         45,917         (45,917)             –
                                            -----------   ------------  --------------  -------------
        Total assets                      $     189,702 $       79,338$        (94,362$       174,678
                                            ===========   ============  ==============  =============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
    Current liabilities                   $      34,322 $        3,588$              –$        37,910
    Long-term debt                              188,822         10,000               –        198,822
    Other liabilities                             3,064             –               –          3,064
    Payable to parent - tax sharing
        agreement                                52,762         17,305              –         70,067
    Other payable to parent                      49,551              –         (45,917)         3,634
    Stockholder's equity (deficit)             (138,819)        48,445         (48,445)      (138,819)
                                            -----------   ------------  --------------  -------------
        Total liabilities and             $     189,702 $       79,338$        (94,362$       174,678
           stockholder's equity (deficit)
                                            ===========   ============  ==============  =============

                                                                  June 30, 2004
                                                                 (in thousands)
                                            ---------------------------------------------------------
                                            O'Sullivan     Guarantor     onsolidating
                                            Industries    Subsidiaries  CAdjustments    Consolidated
                                            -----------   ------------  --------------  -------------
ASSETS:
    Current assets                        $      77,972 $        8,157$              –$        86,129
    Property, plant and equipment, net           34,292         27,391              –         61,683
    Other assets                                  8,186             70               –          8,256
    Investment in subsidiaries                   34,364              –        (34,364)             –
    Goodwill                                     38,088             –               –        38,088
    Receivable from parent                            –        41,279         (41,279)             –
                                            -----------   ------------  --------------  -------------
        Total assets                      $     192,902 $       76,897$        (75,643$       194,156
                                            ===========   ============  ==============  =============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
    Current liabilities                   $      17,889 $       18,567$              –$        36,456
    Long-term debt                              187,820         10,000               –        197,820
    Other liabilities                             3,276              –               –          3,276
    Payable to parent - tax sharing
        agreement                                52,443         13,966               –         66,409
    Other payable to parent                      43,533              –         (41,279)         2,254
    Stockholder's equity (deficit)             (112,059)        34,364         (34,364)      (112,059)
                                            -----------   ------------  --------------  -------------
        Total liabilities and             $     192,902 $       76,897$        (75,643$       194,156
           stockholder's equity (deficit)
                                            ===========   ============  ==============  =============

Condensed Consolidating Statements of Cash Flows

                                                        Nine months ended March 31, 2005
                                                                 (in thousands)
                                            ---------------------------------------------------------
                                            O'Sullivan     Guarantor     onsolidating    onsolidated
                                            Industries    Subsidiaries  CAdjustments    C
                                            -----------   ------------  --------------  -------------

Net cash flows provided by operating                    $
            activities:                   $      (6,145)         4,730$              –$        (1,415)
                                            -----------   ------------  --------------  -------------

Investing activities:
    Capital expenditures                           (463)          (168)             –           (631)
    Repayment of loans to affiliates              4,638             –          (4,638)             –
                                            -----------   ------------  --------------  -------------
        Net                                       4,175           (168)         (4,638)          (631)
                                            -----------   ------------  --------------  -------------

Op
Financing activities:
    Advances (repayment) of loans from
        affiliates                                6,081         (4,638)            (63)         1,380
    Proceeds from borrowings                      5,700              –               –          5,700
Repayment of borrowings                          (5,700)            –              –         (5,700)
                                            -----------   ------------  --------------  -------------
        Net                                       6,081         (4,638)            (63)         1,380
                                            -----------   ------------  --------------  -------------

Cash and cash equivalents:
    Net increase in cash and cash
        equivalents                               4,111            (76)         (4,701)          (666)
    Cash and cash equivalents, beginning
        of period                                 5,023            227               –          5,250
                                            -----------   ------------  --------------  -------------
    Cash and cash equivalents, end of     $       9,134 $          151$         (4,701$         4,584
        period
                                            ===========   ============  ==============  =============

                                                        Nine months ended March 31, 2004
                                                                 (in thousands)
                                            ---------------------------------------------------------
                                            O'Sullivan     Guarantor     onsolidating    onsolidated
                                            Industries    Subsidiaries  CAdjustments    C
                                            -----------   ------------  --------------  -------------

Net cash flows provided by operating
            activities:                   $       3,682 $        8,011$              –$        11,693
                                            -----------   ------------  --------------  -------------

Investing activities:
    Capital expenditures                         (1,388)          (150)             –         (1,538)
    Repayment of loans to affiliates              7,757              –          (7,757)             –
                                            -----------   ------------  --------------  -------------
        Net                                       6,369           (150)         (7,757)        (1,538)
                                            -----------   ------------  --------------  -------------

Op
Financing activities:
    Advances (repayment) of loans from
        affiliates                                  786         (7,757)          7,757            786
    Proceeds from borrowings                     95,000              –               –         95,000
    Repayment of borrowings                     (92,265)            –              –        (92,265)
    Debt issuance costs                          (4,030)            –               –         (4,030)
                                            -----------   ------------  --------------  -------------
        Net                                        (509)        (7,757)          7,757           (509)
                                            -----------   ------------  --------------  -------------

Cash and cash equivalents:
    Net increase in cash and cash
        equivalents                               9,542            104               –          9,646
    Cash and cash equivalents, beginning
        of period                                 7,878             99              –          7,977
                                            -----------   ------------  --------------  -------------
    Cash and cash equivalents, end of     $      17,420 $          203$             –$        17,623
        period
                                            ===========   ============  ==============  =============

Note 10–Income Taxes

         O'Sullivan Holdings entered into a significant tax sharing and tax benefit reimbursement agreement with
RadioShack Corporation (O'Sullivan's former parent) in 1994.  See Note 3 to the consolidated financial statements included in O'Sullivan's Annual Report on Form 10-K for the year ended June 30, 2004.  Because of the current tax benefits associated with the Section 338 election and the valuation allowance recorded in the fiscal year ended
June 30, 2002, O'Sullivan recorded no tax income expense for the three and nine months ended March 31, 2005 and
2004.

Note 11–Related Party Transactions

         BRS.  O'Sullivan entered into a management services agreement with Bruckmann, Rosser, Sherrill & Co.,
LLC ("BRS"), an affiliate of the holder of a majority of O'Sullivan's voting common stock, for strategic and financial advisory services on November 30, 1999.  The fee for these services is the greater of (a) 1% of O'Sullivan's consolidated cash flow (as defined in the indenture related to the O'Sullivan senior subordinated notes) or (b)
$300,000 per year.  Under the management services agreement, BRS can also receive reimbursement for expenses.

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

         The management fees and reimbursable expenses of $225,000 and $212,000 recognized in the first nine months of fiscal years 2005 and 2004, respectively, are included in selling, marketing and administrative expenses in the accompanying consolidated statements of operations.  The accrued balance at March 31, 2005 and June 30, 2004 was $378,000 and $153,000, respectively, and is included in accrued liabilities on the consolidated balance sheet.

         Employment Agreements and Executive Stock Agreements.  In the first quarter of fiscal 2005, O'Sullivan
Holdings issued stock to three O'Sullivan executives pursuant to Executive Stock Agreements between O'Sullivan
Holdings and each executive.  The stock was issued at fair value.  O'Sullivan Holdings issued an aggregate of
701,422 shares of its Class B common stock, 384,085 shares of its Series B junior preferred stock and 50,000 shares of its Series C junior preferred stock.  The sales prices for the shares were $0.01 per share for the Class B common stock and the Series B junior preferred stock and $0.10 per share for the Series C junior preferred stock.  One of the three executives resigned in February 2005.  He subsequently sold his O'Sullivan Holdings shares to one of the other executives.

Note 12–Commitments and Contingencies

         Tax Sharing Agreement between O'Sullivan Holdings and RadioShack.  Future tax sharing agreement payments are contingent on taxable income.  The maximum payments are:  fiscal 2005 – $20.2 million; fiscal
2006 – $11.3 million; fiscal 2007– $12.3 million; fiscal 2008 – $14.5 million; and thereafter – $11.8 million.
O'Sullivan does not expect to pay O'Sullivan Holdings any amount during fiscal 2005 with respect to the tax sharing agreement.  See Note 3 to the consolidated financial statements included in O'Sullivan's Annual Report on Form 10-
K for the year ended June 30, 2004.

         Litigation.  There have been no significant changes in pending litigation involving O'Sullivan since June 30,
2004, except for the House2Home litigation described below.

         In November 2001, House2Home filed for bankruptcy and eventually closed all of its stores.  House2Home filed a suit against O'Sullivan in the U.S. Bankruptcy Court, Central District of California, alleging that payments to
O'Sullivan made by House2Home within 90 days prior to its bankruptcy constituted preferential transfers under the
Bankruptcy Code that should be recovered from O'Sullivan by House2Home together with interest.  The alleged payments aggregated $700,000.  O'Sullivan settled this suit in the second quarter of fiscal 2005 for a de minimis amount.

Note 13–Other Comprehensive Income

         O'Sullivan's comprehensive loss is comprised of net loss and foreign currency translation adjustments.  The components of comprehensive loss for the three and nine month periods ended March 31 are:

                                                            Three months ended              Nine months ended
                                                                 March 31,                      March 31,
                                                        ---------------------------    ---------------------------
                                                                              (in thousands)
                                                                                       -----------
                                                           2005            2004           2005            2004
                                                        -----------     -----------    -----------     -----------
Net loss                                              $     (10,904)  $      (3,306) $     (27,337)  $     (12,199)
Cumulative translation adjustments                              (63)          1,429            577           2,407
                                                        -----------     -----------    -----------     -----------
Comprehensive loss                                    $     (10,967)  $      (1,877) $     (26,760)  $      (9,792)
                                                        ===========     ===========    ===========     ===========

Note 14–Accounting Change

         Effective April 1, 2005, O'Sullivan changed the date of its annual goodwill impairment test to April 30th.
Previously, O'Sullivan performed this annual goodwill impairment test on June 30th, with the most recent test occurring on June 30, 2004.  O'Sullivan is now performing its annual business planning and forecasting in the fourth quarter of its fiscal year based on actual data through April 30.  O'Sullivan determined this change in accounting principle is preferable because it will allow management to incorporate this test into the normal flow of the financial planning and reporting cycle.  The change in accounting principle will have no effect on O'Sullivan's consolidated financial statements.

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

     •   changes from anticipated levels of sales, whether due to
         •    future national or regional economic and competitive conditions, as we have seen in recent years with slower economic conditions and declines in the sales of personal computers;
         •    new domestic or foreign entrants into the industry, as with competitors and retailers sourcing products competitive with ours from overseas in recent years;
         •    customer acceptance of existing and new products, as we have experienced in recent years;
     •   lower borrowing availability under our credit agreement due to our program to reduce our inventory levels;
     •   loss of liquidity due to the arbitration panel's opinion in RadioShack Corporation v. O'Sullivan Industries
         Holdings, Inc.;
     •   lack of liquidity caused by lower sales, increased raw material costs and other expenses, which might make us unable to pay our bills as they come due;
     •   significant indebtedness that may limit our financial and operational flexibility;
     •   raw material cost increases, particularly in particleboard and fiberboard, as occurred in fiscal 2004;
     •   pricing pressures due to excess capacity in the ready-to-assemble furniture industry, as is occurring now, or customer demand in excess of our ability to supply product;
     •   transportation cost increases, due to higher fuel costs or otherwise;
     •   loss of or reduced sales to significant customers as a result of bankruptcy, liquidation, merger, acquisition or any other reason, as occurred with the liquidation of Ames in fiscal 2003 and with the reorganization of
         Kmart beginning in fiscal 2002 and with the loss of significant business at Best Buy and a mass merchant in fiscal 2004;
     •   actions of current or new competitors, foreign or domestic, that increase competition with our products or prices, as has been occurring with imported products from China and other countries in recent years;
     •   the consolidation of manufacturers in the ready-to-assemble furniture industry;
     •   increased advertising costs associated with promotional efforts;
     •   increased interest rates;
     •   pending or new litigation or governmental regulations such as the arbitration involving RadioShack;
     •   other uncertainties which are difficult to predict or beyond our control; and
     •   the risk that we incorrectly analyze these risks and forces, or that the strategies we develop to address them could be unsuccessful.

See also the Risk Factors section in our annual report on Form 10-K for the year ended June 30, 2004.

         Because these forward-looking statements involve risks and uncertainties, actual results may differ significantly from those predicted in these forward-looking statements.  You should not place too much weight on these statements.  These statements speak only as of the date of this document or, in the case of any document incorporated by reference, the date of that document.

         All subsequent written and oral forward-looking statements attributable to O'Sullivan or any person acting on our behalf are qualified by the cautionary statements in this section.  We have no obligation to revise these forward-looking statements.

Overview

          Our net sales for the third quarter of fiscal 2005 were down about 6.4% from sales for the same quarter in fiscal 2004 as sales declines to certain customers, such as a major electronics chain and a major discount chain, more than offset strong sales to other customers.  For the first nine months of fiscal 2005, our sales declined about 6.0%, primarily for the following reasons:

     •   market share losses at two large retailers in the last half of fiscal 2004;

     •   a weaker than expected back-to-school selling season;

     •   increasing competition from imported furniture, particularly from China;

     •   increased competition from domestic competition due to excess capacity in the RTA furniture industry and increasing concentration of retail stores;

     •   a decline in price of the average unit sold, reflecting increased competition and a trend toward more promotional merchandise as well as the mix of products sold; and

     •   a focus by several of our retail partners toward higher price point offerings, which include products using materials other than our particleboard and laminate capabilities.

         Operating income declined to a loss of $4.1 million in the third quarter of fiscal 2005 from operating income of $3.4 million in fiscal 2004.  The decline was due to:

     •   lower gross margins due to lower production levels resulting from lower year to date sales and efforts to reduce our inventory levels, which unfavorably affected overhead absorption;

     •   an increase in our inventory reserves for raw material and work-in-process inventories of approximately
         $3.6 million;

     •   the closing of our Australian operations, which resulted in expenses and charges of $1.5 million, including a
         $1.2 million reserve against inventories in Australia;

     •   continued high cost of raw materials, particularly particleboard; and

     •   a product mix that contained more promotionally priced, lower margin units.

         In response to the industry trends, we have taken steps to reduce costs, increase selling prices, lower our inventories and mitigate the impact of the current market challenges.  We may take similar actions in the future, which may result in asset write-downs or impairment or other charges.  See Item 3, "Quantitative and Qualitative
Disclosures about Market Risk," for more information regarding our raw material cost increases.

Closure of Australia Operations.

         In February 2005, we decided to close our Australian operations.  We based the decision on an assessment of the business and the determination that sales in the region were not sufficient to support the infrastructure required.  In the closure of the sales office, warehouse and two retail stores of this operation, the employment of approximately 17 employees has been or will be severed.  The winding down of the operations is expected to be completed by the end of the first quarter of fiscal 2006.  Our Australian operation's sales during the first nine months of fiscal 2005 were $2.5 million.  Working capital and other funds for our Australian operations have always been funded from O'Sullivan's United States operations; accordingly, any proceeds flowing from the closing of the operations, net of expenses, will be repatriated.

          As a result of the closing of the Australian operations, we expect to incur expenses between $1.6 million and $2.0 million.  Of this amount, between $400,000 and $700,000 will represent cash charges related to severance, termination of leases and other agreements and costs to administer the winding down of these operations.  We recorded a non-cash charge of $1.2 million in the third quarter of fiscal 2005 as a reserve against inventories in
Australia and is included in cost of sales.  In the quarter ended March 31, 2005, we recorded $1.5 million of expenses, of which $357,000 was a cash charge.  The cash charge is reflected in restructuring charge on our consolidated statements of operations.  At March 31, 2005, we had paid the employee termination benefits and administrative and other costs appearing in the restructuring charge.  We expect the majority of the lease termination expenses will be paid, and the inventory reserves will be depleted, by the end of the first quarter of fiscal 2006.

         The components of the exit costs for the nine months ended March 31, 2005 were as follows:

                                                            Paid or       Remaining
                                           Charges         incurred       eserve at
                                           through          through       March 31,
                                          March 31,        March 31,        2005
              Exit Costs                    2005             2005        r
---------------------------------------  -----------      -----------    -----------
                                                      (in thousands)
                                         -----------      -----------    -----------
Inventory reserves                     $       1,182    $      –       $    1,182
Employee termination benefits                     97          97              –
Lease termination expenses                       121           –             121
Administrative and other costs                   139          139             –
                                         -----------      -----------    -----------
Total                                  $       1,539          236      $    1,303
                                         ===========      ===========    ===========

Inventory Reserves

                  We increased our reserves for our raw materials and work-in-process inventories by $3.6 million during the third quarter of fiscal 2005 to reflect revised estimates regarding the expected demand for such inventory.
During the first quarter of fiscal 2005, we decreased our allowance for maintenance and supplies inventory by approximately $1.4 million.

New Management Team and Strategic Planning

                  In May 2004, we announced the hiring of Robert S. Parker as our President and Chief Executive
Officer, followed by the arrival of Rick A. Walters as Executive Vice President and Chief Financial Officer.  These
gentlemen came from the Sharpie/Calphalon Group of Newell Rubbermaid Corporation.  The new executive management team has evaluated our strategies and core competencies to determine the most effective way to improve sales, reduce costs and increase operating income.  We have developed and are implementing a strategic plan from that evaluation. Strategic initiatives that are currently underway at O'Sullivan include:

         •        creating a new sales and marketing organization to focus on targeted market segments and the key customers in those segments;

         •        implementing a disciplined new product development program that is designed to introduce consumer oriented products that provide distinctive value;

         •        implementing a global sourcing plan to source parts and products from outside the United States;

         •        focusing on our factories to improve their productivity and better control their costs, including the introduction of lean manufacturing training programs and a new sales and operational planning program;

         •        improving working capital management and cash flow through better planning, reduction in required inventory levels and improving vendor and customer terms, among other things;

         •        moving our corporate headquarters from Lamar, Missouri to the Atlanta, Georgia area, which is making us more accessible to our valued customers and expands our management recruiting opportunities;

         •        adding seasoned professionals to our sales and marketing organization; and

         •        evaluating all aspects of our cost structure.

We are implementing these initiatives and are beginning to see some results.  For example, we have

         •        completed the move of our corporate headquarters to the Atlanta, Georgia area;

         •        filled most of the vacant positions in our marketing organization;

         •        expanded our in-house sales organization to focus on building detailed growth plans and programs with our larger customers and to provide increased attention to smaller customers;

         •        worked with our suppliers to encourage partnering and improved product features while maintaining competitive pricing;

         •        reduced our net inventory by $15.2 million since June 30, 2004.

          We have begun to see the results of our strategic initiatives; however, it will take time for the full impact of these efforts to become evident in our financial results.  We continue to believe these initiatives will help O'Sullivan achieve improved long-term results.

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

Tax Sharing Agreement between O'Sullivan Holdings and RadioShack

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

         The increased tax basis of our assets results in increased tax deductions and, accordingly, reduced our taxable income or increased our net operating loss.  Under the tax sharing agreement, O'Sullivan Holdings is contractually obligated to pay RadioShack nearly all of the federal tax benefit expected to be realized with respect to such additional basis.  The payments under the agreement represent additional consideration for our stock and further increase the tax basis of our assets from the 1994 initial public offering when payments are made to RadioShack.
Accordingly, we recorded the deferred tax asset created by the step-up in tax basis and the additional tax basis from the probable future payments to RadioShack.

         Additionally, we recorded the remaining maximum obligation to RadioShack pursuant to the tax sharing agreement.  The remaining maximum obligation to RadioShack was $70.1 million at March 31, 2005 and June 30,
2004.  Future payments to RadioShack are contingent upon achieving consolidated taxable income calculated on the basis of the tax sharing agreement.

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

         See "Cautionary Statement Regarding Forward Looking Information."

Results of Operations

         Net Sales.  Net sales for the quarter ended March 31, 2005 declined by $4.7 million, or 6.4%, to
$68.5 million from $73.2 million for the quarter ended March 31, 2004.  Net sales for the nine months ended
March 31, 2005 decreased by $12.5 million, or 6.0%, to $197.4 million from $209.9 million for the nine months ended March 31, 2004.  Our third quarter and year to date sales declined in the office superstore, discount mass merchant and electronic superstore channels due to extremely competitive conditions, economic uncertainties and the loss of market share noted above.  Sales in the home improvement channel and international sales increased for both the third quarter and year to date.  Our average price per unit declined, while the number of units sold increased as our product mix shifted more toward lower priced and promotional merchandise in the first nine months of fiscal
2005 compared to the same period in fiscal 2004.

         Gross Profit.  Gross profit decreased to $7.6 million, or 11.1% of sales, for the three month period ended
March 31, 2005, from $15.4 million, or 21.1% of sales, for the comparable prior year quarter.  The gross margin percentage for the third quarter of fiscal 2005 declined primarily because of lower sales, lower production levels, higher raw material costs, changes in our product mix, the $3.6 million increase in reserves for our raw materials and work-in-process inventories noted above and $1.2 million of inventory reserves incurred in connection with the closing of our Australian operations.  For the nine months ended March 31, 2005, gross profit declined to $28.1 million, or 14.2% of sales, from $44.3 million, or 21.1% of sales.  Gross profit declined for the first nine months of fiscal 2005 for the same reasons as for the third quarter.  Gross profit for the nine months ended March 31, 2005 was also affected by a decrease in our allowance for maintenance and supplies inventory of $1.4 million and the establishment of a $447,000 reserve for expenses expected to be incurred in connection with the termination of agreements to purchase certain raw materials.

         Selling, Marketing and Administrative Expenses.  Selling, marketing and administrative expenses decreased to $11.3 million for the three month period ended March 31, 2005, compared to $12.0 million for the quarter ended
March 31, 2004.  Selling, marketing and administrative expenses increased to 16.5% of our net sales for the fiscal
2005 third quarter, slightly more than 16.4% of net sales in the third quarter of fiscal 2004.  Royalty expenses increased in fiscal 2005 due to royalties paid in connection with sales of products subject to license agreements.
Severance, relocation and recruiting expenses increased in fiscal 2005 in connection with our management changes and the relocation of our corporate headquarters as part of the implementation of the new strategic plan discussed previously.  These charges were offset by lower selling costs, lower commissions, an insurance recovery of $451,000 and lower store reset and service expenses as a result of the timing of product introductions.

         For the nine months ended March 31, 2005, selling, marketing and administrative expenses increased
$852,000 from $33.9 million in fiscal 2004 to $34.7 million in fiscal 2005.  The major factors contributing to the increase were royalty expenses, severance, relocation and recruiting expenses and higher salary expense due primarily to increased headcount.  The latter two increases were incurred in connection with our management changes and implementation of the new strategic plan discussed previously.  Lower store reset and service costs, due mainly to the timing of product introductions, and lower commission expenses partially offset the increases.

         Casualty Loss.  In November 2003, a fire destroyed certain of our manufacturing equipment.  We recorded a casualty loss of $250,000 in the quarter ended December 31, 2003.  During fiscal 2004, we deferred recognition of gains resulting from estimated insurance recoveries until the insurance proceeds were realized.  Those gains were recognized in the fourth quarter of fiscal 2004.

         Depreciation and Amortization.  Depreciation and amortization expenses of $2.6 million for the third quarter of fiscal 2005 and $8.9 million year to date were lower than the $3.1 million and $9.7 million of depreciation
and amortization expenses for the comparable periods of fiscal 2004.   Depreciation expense is declining because of
our reduced capital expenditures in recent years.

         Operating Income.  Our operating loss was $4.1 million in the third quarter of fiscal 2005, or $7.5 million lower than the operating income of $3.4 million for the third quarter of fiscal 2004 due to lower sales, lower production levels which adversely affected our fixed cost absorption, higher raw material costs, the $3.6 million increase in reserves for our raw materials and work-in-process inventories, the $1.5 million of expense and charges related to the closing of our Australian operations and changes in customer mix.  For the nine months ended
March 31, 2005, our operating loss was $7.0 million, or $17.2 million lower than the $10.2 million operating income for the nine months ended March 31, 2004.  Our year to date operating income declined for the same reasons as in the third quarter.

         Net Interest Expense.  Net interest expense increased from $6.7 million in the third quarter of fiscal 2004 to
$6.8 million in the third quarter of fiscal 2005.  Net interest expense increased $599,000 from $19.8 million for the first nine months of fiscal 2004 to $20.4 million for the first nine months of fiscal 2005.  Net interest expense increased principally due to increased amortization of debt discount and issuance expenses and higher interest notes on our senior secured notes than under the senior credit facility refinanced in September 2003.  The following table summarizes our net interest expense:

                                                           Three months ended              Nine months ended
                                                                March 31,                      March 31,
                                                      -----------------------------  ------------------------------
                                                             (in thousands)                  (in thousands)
                                                           2005            2004           2005             2004
                                                        -----------     -----------    -----------     ------------
Interest expense on senior secured notes,
    credit agreement, senior credit facility, industri $
    revenue bonds and senior subordinated notes       al      6,052   $       6,011  $      18,138   $       17,846
Interest income                                                  (2)             (4)            (6)             (35)
        Non-cash items:
Amortization of debt discount                                   350             309          1,001              705
Amortization of debt issuance costs                             416             408          1,245            1,234
                                                        -----------     -----------    -----------     ------------
Net interest expense                                   $      6,816   $       6,724  $      20,378   $       19,750
                                                        ===========     ===========    ===========     ============

         Debt Extinguishment Costs, Net.  We recorded a gain of $616,000  in the quarter ended December 31, 2003 in connection with the repurchase of $4.0 million of our senior subordinated notes, net of original issue discount and capitalized loan fees.  For the nine months ended March 31, 2004, we recorded other financing costs expense of $2.7 million related to the write-off of capitalized loan fees for the old senior credit facility of about $3.3 million in the
September 2003 quarter, offset by the gain on the repurchase of the subordinated notes.

         Income Tax Provision.  We recorded no tax expense in the three and nine month periods ended March 31,
2005 and 2004 because of the current tax benefits associated with the Section 338 election (See "Tax Sharing
Agreement with RadioShack") and because of the valuation allowance against our net deferred tax assets.

         Net Loss.  We incurred a net loss of $10.9 million in the third quarter of fiscal 2005 compared to a net loss of $3.3 million in the third quarter of fiscal 2004.  Net loss increased $15.1 million from a net loss of $12.2 million in the first nine months of fiscal 2004 to a net loss of $27.3 million in the first nine months of fiscal 2005.  The increase in the loss for both periods was due to the reasons discussed above.

Liquidity and Capital Resources

         We are highly leveraged and have a stockholder's deficit of approximately $138.8 million at March 31,
2005.  Our primary sources of liquidity are cash flows from operations and borrowings under our credit agreement, which are discussed below.  Our liquidity requirements will be to pay our debt, including interest expense under our credit agreement and notes, to provide for working capital and capital expenditures and to pay RadioShack amounts due under the tax sharing agreement.  Decreased demand for our products could decrease our cash flow from operations and the availability of borrowings under our credit agreement.

         Working Capital.  As of March 31, 2005, cash and cash equivalents totaled $4.6 million.  Net working capital was $38.1 million at March 31, 2005 compared to $49.7 million at June 30, 2004.

         Operating Activities.  Operating cash flow for the nine months ended March 31, 2005 was a negative $1.4
million compared to net cash provided of $11.7 million for the nine months ended March 31, 2004.   Operating cash
flow decreased for the following reasons.

      •    Net loss was $15.1 million higher in fiscal 2005 than in the first nine months of fiscal 2004 for the reasons explained above.

      •    Inventories declined $15.2 million in the first nine months of fiscal 2005, $15.4 million more than the
           $189,000 increase in the first nine months of fiscal 2004.  The decline was the result of our program to lower our inventories in fiscal 2005, a $3.6 million increase in our inventory reserves for raw material and work-in-process inventories taken in the third quarter of fiscal 2005 and a $1.2 million increase in our reserves for finished goods inventory taken in connection with the closure of our Australian operations, partially offset by a $1.4 million decrease in our reserves for  maintenance and supplies inventory.

      •    Included in net loss for fiscal 2004 were non-cash charges of $2.7 million of debt extinguishment costs, net.

      •    Accounts receivable increased $6.2 million in the first nine months of fiscal 2005 compared with an increase of $2.5 million in the first nine months of fiscal 2004.  The greater increase in fiscal 2005 was due to timing of sales within the respective quarters and customer mix.

         Investing Activities.  We invested $631,000 for capital expenditures for the nine months ended March 31,
2005 compared to $1.5 million for the prior year nine month period.  We currently estimate that the total capital expenditure requirements for the remainder of the fiscal year will be between $200,000 to $500,000, which we expect to fund from cash flow from operations or cash on hand.  Our ability to make future capital expenditures is limited to $10.0 million per year, with certain carryforwards, under the indenture governing our senior secured notes.

         Financing Activities.  Our net cash provided by financing activities was $1.4 million from intercompany loans.  In the first nine months of fiscal 2004, the refinancing of our old senior credit facility provided $2.5 million of cash, net of cash used to pay debt issuance related costs, while a repurchase of $4.0 million of our senior subordinated notes required $3.2 million of cash.

         Our consolidated principal amount of indebtedness at March 31, 2005 was $206.0 million, consisting of the following:

         •        a credit agreement providing for asset-based revolving credit of up to $40.0 million.  The borrowing base at March 31, 2005 was approximately $25.1 million.  No borrowings were outstanding under the credit agreement at March 31, 2005, although letters of credit aggregating approximately $15.2 million were outstanding under the credit agreement.  The outstanding letters of credit reduced the available borrowing base to approximately $9.9 million.  The credit agreement is secured by a first-priority security interest in and lien on substantially all of our accounts receivable, inventory, deposit accounts, certain books and records and certain licenses, and a second-priority security interest in and lien on substantially all of our assets other than accounts receivable, inventory, capital stock of our subsidiaries, deposit accounts, certain books and records and certain licenses. The interest rate on loans under the credit agreement is a LIBOR rate plus 2.5% or an index rate plus 1.0%.  We also pay a quarterly fee equal to 0.5% per annum of the unused commitment under the credit agreement.  O'Sullivan Industries - Virginia and
                  O'Sullivan Furniture Factory Outlet, Inc. are also parties to the credit agreement.  In connection with the execution and delivery of the credit agreement, we entered into a lockbox agreement with the agent under the agreement.  Pursuant to the agreement, we granted the agent a security interest in the cash deposited, or received in the future, in the account.  Under the terms of the lockbox agreement, the agent has control over the accounts and amounts deposited therein.  Because of the nature of the lockbox arrangement and other provisions of the credit agreement, accounting principles require any borrowings under the credit agreement to be classified as short term even though the term of the credit agreement does not expire until September 2008.

         •        $100.0 million in 10.63% senior secured notes due October 2008.  We sold the notes in September
                  2003 at 95% of their par value, yielding $95.0 million in proceeds before issuance expenses of approximately $3.8 million.  We used proceeds of the senior secured notes to repay the $88.7 million outstanding under our old senior credit facility and to pay issuance expenses.  The notes are secured by a first-priority security interest in and lien on substantially all of our assets (and on our capital stock) other than accounts receivable, inventory, capital stock of our subsidiaries, deposit accounts, certain books and records and certain licenses, and by a second-priority security interest in and lien on substantially all of our accounts receivable, inventory, deposit accounts, certain books and records and certain licenses.  The notes are guaranteed by O'Sullivan Holdings,
                  O'Sullivan Industries - Virginia and O'Sullivan Furniture Factory Outlet, Inc.

         •        $96.0 million in 13-3/8% senior subordinated notes due October 2009 issued with warrants to purchase 93,273 shares of our Class A common stock and 39,273 shares of our Series B junior preferred stock on a fully diluted basis.  These warrants were assigned a value of $3.5 million. We issued $100.0 million of these notes in 1999 at a price of 98.046%, providing $98.0 million in cash proceeds before expenses related to the issuance.  We repurchased $4.0 million of the notes during fiscal 2004.

         •        $10.0 million in variable rate industrial revenue bonds.

The reconciliation of consolidated indebtedness to recorded book value at March 31, 2005 is as follows:

                               onsolidated      Original
                               ndebtedness        Issue
                                                Discount        Warrants
                              C                  Net of           Net of       Recorded
                              I                 Accretion       Accretion     Book Value
                              -------------  ---------------  -------------  ------------
                                                    (in thousands)
                                             ----             --             ---

                                             ----             --             ---
Senior secured notes          $     100,000     $    (3,798)   $          –    $   96,202
Senior subordinated notes            96,000          (1,180)        (2,201)        92,619
Industrial revenue bonds             10,000                –              –        10,000
                                -----------      -----------    -----------     ---------
Total                         $     206,000     $    (4,978)   $    (2,201)    $  198,821
                                ===========      ===========    ===========     =========

Liquidity

         We have a stockholder's deficit of approximately $138.8 million as of March 31, 2005, incurred a net loss of $27.3 million for the nine months ended  March 31, 2005 and expect to incur additional losses during the remainder of the fiscal year ending June 30, 2005 and during fiscal 2006.  Our net sales have declined each of the past four years.  Our sales and operating results during fiscal 2004 and the first three quarters of fiscal 2005 were impacted by a decline in the RTA furniture market, increased competition from foreign and domestic competitors, a product mix reflecting more promotional merchandise, and higher raw material costs, principally particleboard and fiberboard.

         As noted above, we refinanced our previous senior credit facility on September 29, 2003.  As a result of the refinancing, we have no principal payments on debt due until October 2008.  In connection with the refinancing, we entered into the five year $40 million revolving credit agreement discussed above.  Borrowing availability under the credit agreement is subject to, among other things, a borrowing base determined by qualified inventory and accounts receivable levels, and is further reduced by outstanding letters of credit ($15.2 million at March 31, 2005).  We expect borrowing availability under the credit agreement to approximate $8.5 million to $11 million, after deducting outstanding letters of credit, from April 2005 through the end of fiscal 2006.  Decreased demand for our products, as well as efforts to reduce working capital requirements, could negatively affect levels of inventory and accounts receivable and thus the borrowing availability under the credit agreement.  No borrowings were outstanding under the credit agreement at March 31, 2005.

         Our management believes that cash on hand, net cash to be generated from operations, and forecasted availability under the credit agreement will be sufficient to meet our cash needs for the next twelve months.  We were in compliance with our debt covenants at March 31, 2005 and expect to remain in compliance with these covenants during the next twelve months.  In the event that revenues are significantly below forecasted revenues, we believe we have the ability to reduce or delay discretionary expenditures and further reduce operating costs and expenses so that we will have sufficient cash resources through the next twelve months.  However, there can be no assurance that we will be able to adjust our costs in sufficient time to respond to revenue shortfalls, should that occur.

         See the overview section of this Management's Discussion and Analysis of Financial Condition and Results
of Operations for a discussion of the impact of tax sharing agreement with RadioShack on our liquidity and financial condition.

         Off-balance Sheet Arrangements.    At March 31, 2005, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

         Contractual Obligations.  As of March 31, 2005, our contractual obligations due in the future mature as follows:

                                                                           Payments Due by Period
                                                       --------------------------------------------------------------
                                                                               (in thousands)
                                                           Less
                                                          than 12           12-36            36-60           After
       Contractual Obligations            Total           months            months          months         60 months
-------------------------------------  -----------     ------------      ------------     -----------     -----------
Long-term debt                       $     206,000   $            –    $            –   $     206,000   $           –
Cash interest on indebtedness1             106,729           24,223            48,446          34,060               –
Payable to parent - tax sharing
agreement2                                  70,067           25,614            24,632          19,821               –
Operating leases–unconditional               5,013            2,107             2,104             446             356
Other long-term obligations3                   335              192               143               –               –
                                       -----------     ------------      ------------     -----------     -----------
Total contractual cash obligations   $     388,144   $       52,136    $       75,325   $     260,327   $         356
                                       ===========     ============      ============     ===========     ===========

------------------------------------

         1Assumes interest expense on the industrial revenue bonds will be $600,000 per year and that we will have no borrowings under the credit agreement.
                                       ===========     ============      ============     ===========     ===========
         2Timing and amounts of payments by O'Sullivan Holdings to RadioShack are contingent on actual taxable income adjusted to exclude the increased interest expense arising from the 1999 recapitalization and merger.  The amounts in the table above represent the maximum amounts payable by O'Sullivan Holdings to RadioShack.
                                       ===========     ============      ============     ===========     ===========
         3Represents payments due under retirement agreements.
                                       ===========     ============      ============     ===========     ===========

Critical Accounting Policies and Estimates

         Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Management believes the most complex and sensitive judgments, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain.  Item 7,
"Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 2 to the
Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004 filed with the Securities and Exchange Commission on September 28, 2004, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements.  Actual results in these areas could differ from management's estimates.  There have been no significant changes in our accounting policies and estimates during the first nine months of fiscal 2005.

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

         We have market risk in interest rate exposure, primarily in the United States.  We manage interest rate exposure through our mix of fixed and floating rate debt.  Interest rate instruments may be used to adjust interest rate exposures when appropriate based on market conditions.  At March 31, 2005, $10.0 million of our debt was subject to variable interest rates.  A change in interest rates of one percentage point would change our cash interest by about
$100,000 annually.

         Due to the nature of our product lines, we have material sensitivity to some commodities, including particleboard, fiberboard, corrugated cardboard and hardware.  We manage commodity price exposures primarily through the duration and terms of our vendor agreements.  A 1.0% change in our raw material prices would affect our cost of sales by approximately $1.4 million annually.

         In fiscal 2004, market prices for particleboard, our largest raw material cost, increased about 40% to 50%, depending on thickness and origin.  Market prices for fiberboard increased about 30%.  Prices increased as demand for particleboard and fiberboard increased and because producers reduced their manufacturing capacity.  Market prices for particleboard declined slightly in the first nine months of fiscal 2005, while fiberboard prices declined slightly in the second quarter of fiscal 2005.  Industry sources anticipate flat to slightly higher prices for particleboard and fiberboard through the remainder of fiscal 2005, with the potential for further increases in fiscal
2006.  The high costs for particleboard and fiberboard will reduce our operating margins and operating income for the last quarter of fiscal 2005 and beyond.

         We are endeavoring to reduce the impact of the cost increases through our productivity programs, by price increases and by the eventual inclusion of the higher costs in the pricing of our products.  We have negotiated higher prices for our products with our customers, although these price increases recovered only a part of the cost increases we have incurred.  In our productivity programs, we endeavor to remove costs from the production of a product without sacrificing utility or quality of the product.  We cannot assure you that we will be successful in offsetting these or future potential raw material cost increases or that raw materials costs will not increase further in the future.

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

                                          PART II  –  OTHER  INFORMATION

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

                                                                         O'SULLIVAN INDUSTRIES, INC.

Date:   May 16, 2005                                      By:                   /s/ Robert S. Parker
                                                                 --------------------------------------------------

                                                                                  Robert S. Parker
                                                                                    President and
                                                                               Chief Executive Officer

Date:   May 16, 2005                                      By:                    /s/ Rick A. Walters
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
 3.2a & 4.2a  Amendment to By-laws of O'Sullivan (incorporated by reference to Exhibit 3.2a to Quarterly
              Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 333-31282))
     4.3      Indenture dated as of November 30, 1999, by O'Sullivan Industries, Inc., as Issuer,
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
     4.4      Warrant Agreement dated as of November 30, 1999 between O'Sullivan Industries Holdings,
              Inc. and Norwest Bank Minnesota, National Association, as Warrant Agent, relating to warrants to purchase 39,273 shares of O'Sullivan Industries Holdings, Inc. Series B junior preferred stock, including form of warrant certificate (incorporated by reference to Exhibi
              4.5 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 (File No. 0-
              28493))                                                                                    t
     4.5      Warrant Agreement dated as of November 30, 1999 between O'Sullivan Industries Holdings,
              Inc. and Norwest Bank Minnesota, National Association, as Warrant Agent, relating to warrants to purchase 93,273 shares of O'Sullivan Industries Holdings, Inc. common stock, including form of warrant certificate (incorporated by reference to Exhibit 4.6 to Quarterl
              Report on Form 10-Q for the quarter ended December 31, 1999 (File No. 0-28493))            y
     4.6      Indenture dated as of September 29, 2003 between O'Sullivan Industries, Inc. and each of the guarantors party thereto and The Bank of New York, as Trustee, including form of Notes
              (incorporated by reference to Exhibit 4 to Current Report on Form 8-K dated September 29,
              2003 (File No. 333-31282))
     10.1     Severance Agreement between O'Sullivan Industries and Stuart D. Schotte dated as of
              January 10, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of O'Sullivan dated March 29, 2005 (File No. 333-31282))
     10.2     Revised schedule of fees for outside directors of O'Sullivan Holdings (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the
              quarter ended March 31, 2005 (File No. 0-28493))
     10.3     Form of Director Stock Agreement (incorporated by reference to Exhibit 10.1 to Current
              Report on Form 8-K of O'Sullivan Holdings dated March 24, 2005 (File No. 0-28493))
     10.4     Description of compensation arrangements with an executive officer of O'Sullivan
              (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 3,
              2005 (File No. 333-31282))
     18.1     Letter of PricewaterhouseCoopers LLP regarding change in accounting principle                      31
     31.1     Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act
              2002                                                                                       of      32

                                                                                                            Page
     31.2     Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act
              2002                                                                                       of      33
     32.1     Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted
              pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                                          34
     32.2     Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted
              pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                                          35