Form 10-K
period 2005-06-30
OSULLIVAN INDUSTRIES INC
filed 2006-04-10
CIK 1107978

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     Form 10-K
    (Mark One)
         [X]      ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                                        SECURITIES  EXCHANGE  ACT  OF  1934
For the fiscal year ended June 30, 2005
                                                        OR
         [  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR  15(d)  OF
                                      THE SECURITIES  EXCHANGE  ACT  OF  1934
For the transition period from _____________ to _________________

Commission file number: 333-31282

                                            O'Sullivan Industries, Inc.
                              (Exact name of registrant as specified in its charter)

                              Delaware                                                    43-0932022
   (State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

         10 Mansell Court East, Suite 100, Roswell, Georgia                                  30076
              (Address of principal executive offices)                                    (Zip Code)

                        Registrant's telephone number, including area code: (678) 939-0800

                         Securities registered pursuant to Section 12(b) of the Act: None

                         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act. Yes  [   ]    No  [X]

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d)
of the Act. Yes  [   ] No  [X]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [   ]   No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-
accelerated filer.  See definition of "accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
Large accelerated filer    [  ]              Accelerated filer    [  ]                 Non-accelerated filer    [X]

         Indicate by check mark whether the registrant is a shell company (as defined n Securities Exchange Act of 1934
Rule 12b-2).        Yes [  ]                No  [X]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section
12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed
by a court.         Yes [  ]                No [X]

         As of December 31, 2005 and 2004, 100 shares  of common stock of O'Sullivan Industries, Inc. were outstanding and held by O'Sullivan Industries Holdings, Inc.  The aggregate market value of the common stock held by non-affiliates of O'Sullivan Industries, Inc. cannot be calculated because this stock is not traded.

-------------------------------------------------------------------------------------------------------------------

                                     The Index to Exhibits begins on page 88.

                                                      PART I

Item 1.  Business.

History and Overview

         We are a leading designer, manufacturer and distributor of ready-to-assemble, or RTA, furniture products in the United States, with over 50 years in business.  Our products provide the consumer with high quality, value and easy-to-assemble furniture and comprise a broad range of product offerings, including desks, computer workcenters, entertainment centers, television and audio stands, bookcases, storage units and cabinets.  Over 90% of our sales are for products offered at price points between $19 and $300, covering the majority of price points in the RTA furniture market.

         For the fiscal year ended June 30, 2005, we had net sales of $249.9 million, down 7.0% from
$268.8 million in fiscal 2004; and an operating loss of $19.6 million, compared to operating income of $9.4 million in fiscal 2004.  The sales and operating declines were caused primarily by increased competition from foreign and domestic competitors, reduced margins due to increased competition, excess manufacturing capacity, a flat RTA furniture market and higher raw material prices, primarily particleboard and fiberboard and an impairment charge of
$8.0 million related to our South Boston, Virginia facility.

         References to the words "O'Sullivan," "we," "our" and "us" refer to O'Sullivan Industries Holdings, Inc., and its subsidiaries.  References to "O'Sullivan Holdings" refer to our parent company, O'Sullivan Industries
Holdings, Inc. only.  References to "O'Sullivan Industries" refer to O'Sullivan Industries, Inc. and its subsidiaries.
References to "O'Sullivan Virginia" refer to our subsidiary, O'Sullivan Industries - Virginia, Inc.

         We distribute our products primarily through multi-store retail chains, including office superstores, discount mass merchants, home centers and consumer electronic superstores. Our largest retail customers include OfficeMax,
Wal-Mart, Office Depot, Staples and Lowe's. We service our customers from two manufacturing and distribution facilities totaling approximately 1.8 million square feet, located in Lamar, Missouri and South Boston, Virginia. Our manufacturing facilities are equipped with highly automated manufacturing processes which enhance our efficiency and flexibility. Our production capabilities enable us to optimally serve our customers and pursue the most attractive categories of the RTA furniture market.

          O'Sullivan's business was founded in 1954 by Thomas M. O'Sullivan, Sr. and was acquired by Tandy
Corporation in 1983.  In 1993, Tandy transferred O'Sullivan Industries to its subsidiary TE Electronics Inc.  In
February 1994, TE Electronics Inc. transferred O'Sullivan Industries to O'Sullivan Holdings in exchange for
O'Sullivan Holdings common stock and O'Sullivan Holdings' obligations under a tax sharing agreement.  TE
Electronics Inc. then sold its shares of O'Sullivan Holdings stock in a public offering.  On November 30, 1999,
O'Sullivan Holdings completed a recapitalization and merger through which the outstanding stock of O'Sullivan
Holdings was purchased by Bruckmann, Rosser Sherrill & Co. II, L.P. ("BRS"),  34 members of our then-current management and an affiliate of a former director.  O'Sullivan Holdings, a Delaware corporation, is a holding company with no material operations.  O'Sullivan Industries owns all of the capital stock of O'Sullivan Virginia, a
Virginia corporation, and O'Sullivan Furniture Factory Outlet, Inc., a Missouri corporation.

         We currently engage in one industry segment:  the design, manufacture and sale of ready-to-assemble, or
RTA, furniture.  For information regarding our sales, operating profits and assets, see the financial statements included in Part II, Item 8 of this report, "Financial Statements and Supplementary Data."

Bankruptcy Filing

         Our declining sales and increasing losses resulted in lower cash flows from operations in recent years.  As a result, we filed for protection from our creditors and other claimants under Chapter 11 of the United States
Bankruptcy Code on October 14, 2005 in the United States Bankruptcy Court for the Northern District of Georgia.

The cases for O'Sullivan Holdings and its domestic subsidiaries are being jointly administered under case
no. 05-83049.  Since the filing, we have managed our business as debtors-in-possession.

         We did not pay the $5.3 million interest payment due on July 15, 2005 with respect to our $100 million
10.63% senior secured notes.  In July 2005, we initiated discussions with representatives of our major stakeholders regarding our strategic alternatives, including potentially a consensual restructuring of our capital structure.  We retained Lazard Freres & Co. LLC to serve as our financial advisor and Dechert LLP as our legal advisor to assist with our evaluation of strategic alternatives and restructuring efforts.  In August 2005, we entered into a forbearance agreement with controlling holders of our 10.63% senior secured notes.  Pursuant to the forbearance agreement, the noteholders agreed not to exercise any enforcement rights or remedies available to them under the senior secured notes indenture as a result of our non-payment of interest on the senior secured notes prior to the end of the applicable 30-day grace period provided for in the indenture.  The term of the forbearance agreement, as extended, expired with our filing for protection under Chapter 11 of the Bankruptcy Code.  In August, we also retained FTI
Consulting to provide us with restructuring advice with respect to our reorganization efforts.

         In August 2005, we also executed an amendment and consent with the lender under our credit agreement.
Pursuant to the amendment, the lender agreed to continue to make available funding within terms of the credit agreement and not to enforce any event of default in connection with our failure to pay interest on our senior secured notes within the applicable 30-day grace period.  The amendment also prohibited us from using loans under the
credit agreement to pay interest on the senior secured notes and senior subordinated notes.   The highest outstanding
balance under the credit agreement during the first quarter of fiscal 2006 was $4.6 million.

         As a result of our bankruptcy filing, we did not pay $6.4 million of interest on our senior subordinated notes on October 15, 2005 and we are operating our business as a debtor-in-possession under court protection from creditors and claimants.

         Under Chapter 11 proceedings, actions by creditors to collect claims in existence at the filing date, or pre-
petition claims, are stayed, and such claims are not permitted to be paid absent specific authorization from the bankruptcy court and all transactions not in the ordinary course of business require prior approval of the bankruptcy court.

         Since the Chapter 11 filing, the bankruptcy court entered several orders to enable O'Sullivan to conduct normal business operations, including orders authorizing us to pay wages, to honor customer programs and warranty claims, to use cash collateral prior to approval of our debtor-in-possession credit agreement and other matters.

         Debtor-in-Possession Credit Agreement.  On October 21, 2005, the U.S. Bankruptcy Court granted us interim authorization to draw on a $35 million debtor-in-possession credit agreement with certain lenders. We used the new DIP credit agreement to pay off the outstanding $6.6 million balance under our credit agreement and to support ongoing operations.  The U.S. Bankruptcy Court issued a final order approving the DIP credit agreement on
November 9, 2005.

         The DIP credit agreement provides for borrowings of up to $35 million, including a revolving facility of up to $30 million with availability based a borrowing base including our accounts receivable and inventory, and a term facility of up to $5 million.  The borrowing base under the revolving facility has provided average availability of around $31.7 million, subject to normal fluctuations in our business operations.  The revolving facility has a sublimit of $20.0 million for letters of credit, of which we were using $2.8 million as of March 22, 2006.  The largest letter of credit was drawn on March 1, 2006 to repurchase and redeem $10 million of industrial revenue bonds that were an obligation of O'Sullivan Virginia; the amount drawn increased our outstanding balance under the revolving facility.
The interest rate on loans under the DIP credit agreement is, at our option, a LIBOR rate plus 4.00% or an index rate plus 2.00%.  After March 31, 2006, the margin will fluctuate based on our average borrowing availability under the
DIP credit agreement. The DIP credit agreement contains minimum EBITDA and gross sales covenants, as well as limits on capital expenditures.  The fee for letters of credit is the LIBOR margin less 25 basis points.  A fee of 0.5%
is paid on the unused commitment under the DIP credit agreement.  We can borrow under the DIP credit agreement until the earlier of October 20, 2006 or our emergence from bankruptcy, subject to the terms and conditions of the
DIP credit agreement.

         The term facility under the DIP credit agreement is based on an agreement between the DIP lender and the holder of a majority of our senior secured notes.  As of March 22, 2006, we had borrowed $2.0 million under the term facility.  The interest rate on the term loan is LIBOR plus 8.5%, and was 13.2% as of March 22, 2006.

         Under the DIP credit agreement and the order of the bankruptcy court authorizing us to borrow thereunder, the lenders under the DIP credit agreement are secured by "superpriority" liens and security interests in substantially all of our property (with certain limitations).

         In connection with the execution and delivery of the DIP credit agreement, we have entered into lockbox agreements with the agent and certain banks.  Under the terms of the lockbox agreements, the agent has control over the bank accounts and the cash deposited therein.

         Plan of Reorganization.  On October 14, 2005, we filed a plan of reorganization with the U.S. Bankruptcy
Court.  We filed first and second amended  plans on January 3, 2006 and February 10, 2006.  We filed a modified second amended plan on March 16, 2006.  The official committee of unsecured creditors and certain holders of our senior secured notes supported confirmation of our modified second amended plan of reorganization.  The U.S.
Bankruptcy Court approved our amended disclosure statement on February 10, 2006.  We mailed the amended disclosure statement, the amended plan of reorganization, ballots and voting instructions to all parties entitled to vote on the plan on February 17, 2006.  Following a hearing on March 16, 2006, the U.S. Bankruptcy Court confirmed the modified second amended plan of reorganization.

         Under the modified second amended plan of reorganization, various classes of O'Sullivan's debt and equity will receive differing treatment in full satisfaction and discharge of their claims and interests, according to their respective priorities.

o        Obligations under O'Sullivan's DIP credit agreement would be paid in full and letters of credit outstanding under the DIP credit agreement would be secured or replaced.  O'Sullivan Virginia's obligations under a series of industrial revenue bonds due 2008 (and secured by a letter of credit issued pursuant to the DIP credit agreement) were repurchased and redeemed in full on March 1, 2006.  The bonds were paid by a draw on the letter of credit and increased the amount drawn under the DIP credit agreement.  We expect to enter into an exit credit facility to fund these obligations as well as certain costs of our bankruptcy proceedings and to provide working capital.

o        Obligations under the $100 million principal amount of 10.63% senior secured notes due 2008 of
         O'Sullivan Industries will receive an aggregate of $10 million of new secured notes (subordinate to the exit credit facility) and ten million shares of new common stock of O'Sullivan Holdings, representing 100% of the outstanding equity of the reorganized O'Sullivan Holdings, subject to dilution upon the issuance of shares of restricted stock and the exercise of certain warrants and options described below.

o        General unsecured claims against O'Sullivan Industries, O'Sullivan Virginia and O'Sullivan Furniture
         Factory Outlet, Inc. other than the $96 million principal amount 13.375% senior subordinated notes due
         2009 of O'Sullivan Industries, will receive a cash distribution of 9% of their allowed claims.  Certain vendor and utility creditors also had the right to elect to participate in a settlement under which O'Sullivan will pay an additional 2% to 8% of their allowed claim in cash, based on the size of their allowed claim.

o        Holders of O'Sullivan Industries' $96 million principal amount of 13.375% senior subordinated notes will receive

         o        Series A warrants to purchase an aggregate of 526,316 shares of reorganized O'Sullivan Holdings common stock at a price of $7.06, which warrants will expire on the fourth anniversary of the effective date of the plan of reorganization; and

         o        Series B warrants to purchase an aggregate of 554,017 shares of reorganized O'Sullivan Holdings common stock at a price of $9.81, which warrants will expire on the fifth anniversary of the effective date of the plan of reorganization.

o        Holders of O'Sullivan Holdings equity, indebtedness and other obligations, including the O'Sullivan
         Holdings 12% note due 2009 with a principal amount of $29.8 million (as of October 15, 2005), the tax sharing agreement with RadioShack and options and warrants to purchase O'Sullivan Holdings Class A common stock, Series A junior preferred stock or Series B junior preferred stock, will receive no distribution under the plan of reorganization.

The disclosure statement describes the plan of reorganization in greater detail.

         Costs of Bankruptcy.  In connection with our reorganization, we engaged Dechert LLP as our bankruptcy counsel, Lazard Freres & Co. LLC as our financial adviser, FTI Consulting as our restructuring advisers and The
Garden City Group, Inc. to handle communications with stakeholders and to tally votes.  We are responsible for paying the fees and expenses of each of these service providers.  Pursuant to the forbearance agreement executed with certain holders of our senior secured notes and an adequate protection order entered by the U.S. Bankruptcy
Court in connection with its approval of the DIP credit agreement, we agreed to pay the fees and expense of the legal and financial advisers to the group of senior secured noteholders.  In connection therewith, we entered into an agreement with Rothschild and the senior secured noteholders group, pursuant to which Rothschild is acting as financial adviser for the group of Senior Secured Noteholders, and we are paying Rothschild's fees and expenses.
Pursuant to the plan of reorganization, we assumed the obligations under this agreement.  We are also paying the fees and expenses of the noteholders' counsel.

         Pursuant to bankruptcy law, we are also responsible for paying the fees and expenses of other parties to the reorganization process, including the fees and expenses of counsel and financial advisers to the unsecured creditors committee.

         The agreements with Lazard and Rothschild provide for additional fees if we are successful in our reorganization efforts.  If our modified second amended plan of reorganization becomes effective, we will pay
Lazard a  $1.8 million transaction fee and a $375,000 financing fee.  The transaction fee for Rothschild is $750,000.
The transaction fee for the financial adviser to the unsecured creditors committee is $450,000.  These fees are in addition to regular fees we have been accruing with respect to these advisers.

         Our current estimate is that we will pay a total of approximately $16 million of fees and expenses to third parties in connection with our efforts to reorganize.

         Exit Capital Structure. We expect to emerge from bankruptcy with $10 million of secured notes and an exit revolving loan agreement for up to $50 million of secured loans, including a revolving line of credit with a $15 million sublimit for letters of credit.

         We have received a commitment from a financial institution for a five-year, asset-based revolving loan agreement providing for borrowings of up to $50.0 million, with a $15 million sublimit for letters of credit.  The commitment contains a number of conditions, including negotiation of a definitive loan agreement and related documents and the effectiveness of our modified second amended plan of reorganization.  Indebtedness under the loan agreement would be secured with first liens on substantially all of our assets.  Under the loan agreement, borrowings would bear interest, at our option, at either a Eurodollar rate plus a margin or the prime rate plus a margin.  The initial margins would be 2.00% per annum for Eurodollar loans and 0.50% per annum for prime rate based loans.  The applicable margin would vary each calendar quarter starting with the quarter beginning October 1,
2006.  The amount of the margin would vary based on the unused availability under the loan agreement.

         We anticipate that we would borrow approximately $36 million under the exit loan agreement  upon or shortly after the effectiveness of our plan of reorganization.  The initial borrowings would be used to fund:  (a)
payments required in order to consummate our modified second amended plan of reorganization, including payment of all amounts due under our DIP credit agreement, (b) fees and expenses associated with our modified second amended plan of reorganization, including those described above, and (c) costs, expenses and fees in connection with the preparation, negotiation, execution and delivery of the loan agreement and related documents.  After emergence and the initial borrowings, we would be able to borrow under the exit loan agreement for general operating, working capital and other proper corporate purposes.  We expect that our initial availability under the loan agreement would be approximately $10 million after the initial borrowings.

         The exit loan commitment contains a number of conditions precedent to closing.  While we believe we can meet these conditions and close the agreement, we cannot assure you that this will be the case.

         We continue to serve our customers and to pay our employees and post-petition vendors in the ordinary course.  Our facilities continue to operate and to fill customer orders.

         New Management Team.        In May 2004, we hired Robert S. Parker as our President and Chief Executive
Officer, followed in June 2004 by the hiring of Rick A. Walters as Executive Vice President and Chief Financial
Officer.  With this new senior management, we began implementing certain cost-cutting measures and strategic initiatives during fiscal 2005, including the creation of a new sales and marketing organization, the expansion of new product lines, such as commercial office furniture, garage storage line, and certain other consumer packaged goods, and the enhancement of sourcing opportunities from abroad.  We have also sought to improve our productivity and better control our costs at our factories, manage our working capital and cash flow through better planning, reduce required inventory levels, reduce our workforce, improve vendor and customer terms, implement price increases, and establish pricing and promotion controls.  Mr. Walters is currently serving as our interim chief executive officer while Mr. Parker is on medical leave.

         Specific key initiatives we have undertaken since May 2004 include the following:

         o        creating a new organization structure, including strengthening business processes and controls;

         o        enhancing positive customer relationships;

         o        improving customer standard margins from the implementation of price increases and product mix management;

         o        implementing efficiency, waste, and spending reduction initiatives;

         o        aligning selling and marketing strategy with customers and product categories positioning us for future growth; and

         o        establishing consumer driven, customer focused new product development processes.

         In addition, manufacturing initiatives have been put in place since June 2004 to begin rightsizing our cost structure in line with our substantially reduced revenue base.  Since May 2005, we have implemented operational initiatives resulting in annualized cost savings of about $10.5 million.  We also implemented additional operational initiatives to optimize manufacturing performance, increase product quality, and improve working capital, including:

         o        reducing inventory while improving on-time delivery;

         o        hiring lean manufacturing experts to implement lean manufacturing in plants;

         o        establishing a sourcing organization;

         o        implementing new sales and production forecasting processes;

         o        developing safety programs that reduced lost time accidents by more than 50%; and

         o        refocusing SG&A spending from non-value added to strategic.

Industry Overview

         The RTA furniture industry is a segment of the broader residential wood furniture industry with retail sales of approximately $35 billion per year (according to HFN magazine).  According to HomeWorld Business, RTA furniture retail sales totaled approximately $3.3 billion in calendar 2005, up about 3% from HomeWorld Business'
estimate for calendar 2004 and down about 3% from the calendar 2003 estimate.  RTA furniture encompasses a broad range of furniture products including desks, computer workcenters, entertainment centers, television and audio stands, bookcases, cabinets and living room and bedroom furniture.  RTA furniture is sold through a broad array of distribution channels, including discount mass merchants, office superstores, consumer electronic superstores, home centers, and national department stores.  The majority of RTA furniture sales are made through discount mass merchants such as Wal-Mart and Target and office superstores such as Office Depot, OfficeMax and Staples.
Although a large number of companies manufacture RTA furniture, the RTA furniture industry is relatively concentrated.

         The RTA furniture industry experienced significant growth in the mid to late 1990s.  According to
HomeWorld Business, the compounded annual growth rate of RTA furniture retail sales from 1995 to 2000 was approximately 8%.  Since 2000, RTA furniture industry sales have declined  about 15%, largely as a result of the closure of several significant retailers, a reduction in the demand for home office furniture due to a slowdown in demand for personal computers and increased competition from imported RTA and other furniture products.  In response to these industry challenges, we have recently expanded into new furniture categories, such as home storage and organization and commercial office.  The home storage and organization market includes product offerings such as closet shelving systems, garage storage and workshop storage.  We have also increased our presence in the commercial office furniture industry.  The commercial office furniture market includes furniture used in commercial offices such as panel and modular systems, seating, storage units, files, tables and desks in wood and other materials, such as steel and glass.

Product Overview

         We group our product offerings into three categories:

     o     Home office, small office and commercial office furniture, including desks, computer work centers, bookcases and filing cabinets;

     o     Home furnishings, including entertainment furniture, home entertainment centers, home theater systems, television and audio stands, audio and video storage units,  home decor furniture, including microwave oven carts, pantries, living room and recreation room furniture and bedroom pieces, including dressers, night stands and wardrobes; and

     o     Storage furniture, including storage cabinets, shelving and workbenches for the home, garage and office.

Customers

         RTA furniture is sold through a broad array of distribution channels, including discount mass merchants, office superstores, consumer electronic superstores, home centers and national department stores.  The majority of
RTA furniture sales are made through discount mass merchants such as Wal-Mart and Target and office superstores such as OfficeMax, Office Depot and Staples.

         We have longstanding relationships with key customers in both of these two major distribution channels.  In fiscal 2005, sales to Wal-Mart accounted for about 18% of our gross sales, OfficeMax accounted for about 15% of our gross sales, Lowe's accounted for about 14% of our gross sales, Office Depot accounted for about 12% of our gross sales and Staples accounted for about 12% of our gross sales.  Similar to other large RTA furniture manufacturers, our sales are concentrated, with our top ten customers making up over 80% of our sales.

Sales and Marketing

         We manage our customer relationships both through our in-house sales force and a network of independent sales representatives.  In general, key accounts such as OfficeMax, Office Depot, Staples, Lowe's and Wal-Mart are
called on by our in-house sales force.  Smaller customers are serviced mainly by independent sales representatives, whose activities are reviewed by our in-house sales force.  As noted above, we are in the process of creating a new sales and marketing organization that will focus on targeted market segments and the key customers in those segments.

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

         We have participated in the furniture trade shows held in High Point, North Carolina in April and October of each year.  The High Point show is a major international trade show in the furniture industry.  It attracts buyers from the U.S. and abroad.  We also maintain other domestic and international showrooms to market our product lines.

         We sell our products throughout the U.S. and in Canada, Mexico, the United Kingdom and other countries.
Export sales were $27.0 million, $24.1 million and $19.8 million in fiscal 2005, 2004 and 2003, respectively.  In fiscal 2005, international sales increased primarily due to higher sales in Canada and the United Kingdom, partially offset by lower sales to Australia.  In fiscal 2004, export sales increased, primarily due to increased sales in the
Canadian market.  In fiscal 2003, export sales increased, primarily due to increased sales in Australia.  In February
2005, we announced that we were closing our Australian sales office; we completed the shutdown in May 2005, although we still had a small amount of inventory to be liquidated and accounts receivable to be collected at June 30,
2005.

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

         We operate two manufacturing facilities, in Lamar, Missouri and South Boston, Virginia.  In total, these facilities have approximately 1.8 million square feet of space.

     o     Lamar, Missouri:  Opened in 1965, this facility has approximately 1.1 million square feet of space.  The
           Lamar facility has the capability to produce our entire product offering.

     o     South Boston, Virginia:  Opened in 1989, our South Boston facility has been expanded to approximately
           675,000 square feet.  The South Boston facility has the capability to manufacture most of our products.

Product Design and Development

         We believe we are an industry leader in product quality and innovation.  We are committed to the continuing development of unique furniture that meets consumer needs.  With over 50% of our sales to the home office and small office market, we believe we are recognized as one of the industry's premier producers of contemporary home office and small office RTA furniture.  In the past three years, we introduced an average of over
150 new products per year.  In the RTA furniture industry, a new product can be a variation in color or styling of an existing product.  By providing a continuous supply of new product introductions, we endeavor to drive demand for our products, which we believe will help us to adjust our pricing as our costs fluctuate.

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

         As a result of our bankruptcy filing in October 2005, we suffered temporary delays in receiving raw materials from vendors.  We dealt with these interruptions in supply through substitution of other sizes of particleboard and fiberboard, adjustments in our production schedules and by other means.  All of our major suppliers are currently shipping to us, although many of them have tightened our credit terms.

         Because we purchase all of our raw materials from outside suppliers, we are subject to changes in the prices charged by our suppliers.  Our two largest raw material costs are particleboard and fiberboard.  We saw small increases in particleboard pricing in the second half of fiscal 2003.  In fiscal 2004, however, industry pricing for particleboard increased 40% to 50%, and industry prices for fiberboard increased about 30%.  In fiscal 2005, we saw small decreases in the price of particleboard; however, prices remain near their historical highs.  We have experienced further particleboard price increases in fiscal 2006.

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

         Raw material prices may increase in the future.  If the demand for particleboard increases, prices may rise further in fiscal 2006.  See "Cautionary Statements Regarding Forward-Looking Information and Risk Factors--Our
operating income would be reduced if the prices our suppliers charge us for raw materials increase."

Competition

         The residential furniture market is highly competitive and includes a large number of both domestic and foreign manufacturers.  Our competitors include manufacturers of both RTA and assembled furniture.  Although a large number of companies manufacture RTA furniture, the top five North American RTA furniture manufacturers accounted for a significant part of the United States RTA furniture retail sales.  Our top four competitors are Sauder
Woodworking, Inc., Bush Industries, Inc., Dorel Industries, Inc. and Creative Interiors.  Some of our competitors have greater sales volume and financial resources than we do.  RTA furniture manufacturers compete primarily on the basis of price, style, functionality, quality and customer support.

         In recent years, sales of imported RTA furniture and lower priced case goods furniture have been increasing in the U.S.  We anticipate that we will continue to compete with imports in the U.S.  We are reacting to this new competition by emphasizing our design capabilities, our quality and our ability to deliver products from the factory more quickly and at competitive prices.  We have also begun to source the manufacture of certain products from other countries.  As we design new products, we will decide whether to manufacture the product ourselves or source the product from domestic or international third parties.

         Several manufacturers, including O'Sullivan, have excess manufacturing capacity due to the current decline in sales in the RTA furniture market and increasing imports.  This excess capacity is causing increased price competition.

Patents and Trademarks

         We have a U.S. trademark registration and international trademark registrations for the use of the
O'Sullivan(R)name on furniture.  We believe that the O'Sullivan name and trademark are well-recognized and associated with high quality by both our customers and consumers and are important to the success of our business.
Our products are sold under a variety of trademarks in addition to O'Sullivan.  Some of these names are registered trademarks.  We do not believe that the other trademarks we own enjoy the same level of recognition as the
O'Sullivan trademark.  We also do not believe that the loss of the right to use any one of these other trademarks would be material to our business.

         We hold a number of patents and licenses, including the license of the Coleman(R)brand indoor storage products for garage, utility, and workshop and the Woolrich(R)mark for RTA furniture sales to Target.  Except possibly for the Coleman license agreement, we do not consider any one of these patents and licenses to be material to our business.

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

Seasonality

         We historically have experienced a somewhat higher level of sales in the second and third quarters of our fiscal year in anticipation of and following the holiday selling seasons.

Insurance

         We maintain liability insurance at levels that we believe are adequate for our needs.  We believe these levels are comparable to the level of insurance maintained by other companies in the furniture manufacturing business.

Employees

         As of June 30, 2005, we had approximately 1,355 employees.  About 70% percent of these employees are located in Lamar, Missouri.  None of our employees are represented by a labor union.  We believe that we have good relations with our employees.  At February 28, 2006, we had approximately 1,150 employees

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

         Our manufacturing process creates by-products, including sawdust and particleboard flats.  At the South
Boston facility, this material is given to a recycler or disposed of in landfills.  At the Lamar facility, the material has been sent to recyclers and off-site disposal sites.  In fiscal 2005, our disposal costs declined by approximately 21%
as we reduced our operating levels and renegotiated an agreement with a recycler.

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
Cleanup expenses have exceeded $9 million.  The state has approved a plan providing that groundwater at the site be monitored.  No further remediation activity is necessary unless further problems are discovered.  The monitoring activities, which are underway, should not require the potentially responsible parties to make additional payments.
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

Item 1A.          Risk Factors.

Cautionary Statement Regarding Forward Looking Information and Risk Factors.

         Certain portions of this report, and particularly the Management's Discussion and Analysis of Financial
Condition and Results of Operations and the Notes to the Consolidated Financial Statements in Part II of this report, the portions of Item 1 in Part I captioned "History and Overview," "Bankruptcy Filing," "Customers," "Sales and
Marketing," "Product Design and Development," "Raw Materials," "Competition," "Patents and Trademarks" and
"Environmental and Safety Regulations" and Item 3 in Part I contain forward-looking statements.  Item 5 in Part II of this report also contains our expectations regarding the future use of our cash flow.  These include information relating to cost savings, benefits, revenues and estimated sales, litigation, earnings and expenses.  These statements can be identified by the use of future tense or dates or terms such as "believe," "would," "may," "expect,"
"anticipate" or "plan."

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

         Factors and possible events which could cause results to differ include:

         o    We have filed bankruptcy, and we may not be able to restructure our indebtedness successfully.
Under our modified second amended plan of reorganization, as confirmed by the U.S. Bankruptcy Court on
March 16, 2006, various of our debt and equity securities and other obligations would be extinguished or severely impaired.  Under the amended plan of reorganization (as modified), if approved, major classes of securities and obligations would be treated as described above.  See Item 1. Business--History and Overview--Plan of
Reorganization.

         There is a risk that we will not be able to cause our confirmed plan to become effective and thereby restructure successfully under the bankruptcy code.  If the confirmed plan does not become effective, we might not emerge from bankruptcy, or we might not be able to emerge with a capital structure that enables our long-term survival and growth.

         o    Our substantial leverage has prevented us from paying our debts, diverted a substantial portion of our cash flow from operations to servicing our debt and has limited our ability to borrow funds.  We have a heavy debt load, and our cash flow has been insufficient to pay the interest on these obligations.  The chart below summarizes our indebtedness:

                                                                                              June 30, 2005
                                                                                          (dollars in millions)
Total principal amount of indebtedness.........................................................$   206.0
Principal amount of indebtedness senior to O'Sullivan Industries senior subordinated notes.....$   110.0
Stockholder's deficit..........................................................................$   157.7

         Our heavy debt load

        o         has caused us to file for protection under the U.S. Bankruptcy Code and to propose a restructuring of our capital structure;
        o         has prevented us from satisfying our obligations with respect to our debt;
        o         increases our vulnerability to general adverse economic and industry conditions;
        o         limits our ability to fund future working capital, capital expenditures and other general corporate requirements;
        o         limits our flexibility to plan for, or react to, changes in our business and the industry in which we operate;
        o         places us at a competitive disadvantage compared to our competitors that are less leveraged;
        o         limits our ability to borrow additional funds; and
        o         exposes us to fluctuations in interest rates because some of our debt has a variable rate of interest.

         o        We do not have sufficient cash flows from operating activities, cash on hand and available borrowings under our credit agreement to service our indebtedness or to pay amounts due RadioShack under the tax sharing agreement.  Our business has not generated sufficient cash flows from operating activities.  In the last four fiscal years, our net cash flow from operations has declined from $25.9 million to cash used of $4.5 million.
Because of our reduced cash flow, we were not able to make the $5.3 million interest payment due on our senior secured notes in July 2005 or the $6.4 million interest payment due on our senior subordinated notes on October 15,
2005.  As a result, we filed for bankruptcy in October 2005.  In addition to servicing the payment of principal and interest on our indebtedness, O'Sullivan Holdings is obligated to make substantial payments to RadioShack under the tax sharing agreement.  We have provided O'Sullivan Holdings the funds to make payment to RadioShack.  Under the terms of our modified second amended plan of reorganization, we hope to emerge from bankruptcy with around
$46 million of indebtedness, and that the remainder of our indebtedness and the tax sharing agreement between
O'Sullivan Holdings and RadioShack would be discharged.

         We are endeavoring to restructure our indebtedness under Chapter 11 of the U.S. Bankruptcy Code.
Although we hope to emerge from bankruptcy short, we cannot assure you that this or any restructuring actions can be effected on a timely basis or on satisfactory terms or at all, nor can we assure you that any restructuring will enable us to satisfy our capital requirements.  See "Management's Discussion and Analysis of Financial Condition
and Results of Operations--Liquidity and Capital Resources."

         o        We are in default under the agreements governing our indebtedness and are working to restructure our debt in the bankruptcy proceeding.  If our efforts to restructure our debts are unsuccessful and our indebtedness is accelerated, we do not have sufficient cash to pay our accelerated indebtedness.

         o        Reductions in retail sales could reduce our sales, especially if the reductions occur in the industries that we believe contribute to the growth of the ready-to-assemble furniture industry, and could reduce our ability to pay our debts.  Most of our sales are to major retail chains.  If there is a reduction in the overall level of retail sales, our sales could also decline and our ability to pay our debts and fund our operations could be reduced.  We believe that retail sales of ready-to-assemble furniture increased from fiscal 1995 through fiscal 2000 in part because of an increase in sales of personal computers and home entertainment electronic equipment.  The slowdown in growth of sales of these products hurt our sales since fiscal 2001 through fiscal 2005 and could again lower sales in the future.  Our sales have declined for each of the past five fiscal years, and sales will decline further in fiscal 2006.

         o        O'Sullivan Holdings' payments to RadioShack under the tax sharing agreement could reduce our liquidity. Because of the arbitration panel's ruling and the subsequent settlement agreement in the arbitration proceedings between RadioShack and O'Sullivan, payments by O'Sullivan Holdings to RadioShack under the tax sharing agreement have increased substantially.  In fiscal 2002 O'Sullivan Holdings paid RadioShack $27.7 million, representing amounts due from November 1999 through June 2002.  In fiscal 2003, 2004 and 2005, O'Sullivan
Holdings paid RadioShack $9.3 million, $2.0 million and $0, respectively.  As of June 30, 2005, the aggregate amount payable to RadioShack under the tax sharing agreement was approximately $70.1 million.  The maximum amounts due RadioShack under the tax sharing agreement are $31.5 million, $12.3 million and $14.5 million in fiscal 2006, 2007 and 2008, respectively. The timing and payments by O'Sullivan Holdings to RadioShack are contingent on taxable income as defined in the tax sharing agreement.  The funds for these payments have come, and funds for future payments will continue to come, from O'Sullivan Industries.

         Under our modified second amended plan of reorganization confirmed by the U.S. Bankruptcy Court, no distribution would be made with respect to the tax sharing agreement, and O'Sullivan Holdings' obligations under the tax sharing agreement would be extinguished.

         o        Our operating income would be reduced if the prices our suppliers charge us for raw materials increase.  We are dependent on outside suppliers for all of our raw material needs and are subject to changes in the prices charged by our suppliers.  If these prices were to increase significantly, our gross profit would be reduced and could in turn lead to our being unable to service our indebtedness and fund our operations.

         As a result of our bankruptcy filing in October 2005, we suffered temporary delays in receiving raw materials from certain vendors.  We dealt with these interruptions in supply through substitution of other sizes of particleboard and fiberboard, adjustments in our production schedules and by other means.  All of our major suppliers are currently shipping to us, although many of them have tightened our credit terms.  This has reduced our accounts payable and, accordingly, our cash flow from operations, for the second quarter of fiscal 2006 and beyond.

         In fiscal 2004, market prices for particleboard, our largest-cost raw material, increased about 40% to 50%, depending on thickness and origin.  Market prices for fiberboard increased about 30%.  Particleboard and fiberboard prices declined slightly during fiscal 2005, leaving prices at a historically high level.  In fiscal 2006, we have seen increases in particleboard prices as producers have announced further reductions in supply.  These price increases are reducing our operating margins and operating income for fiscal 2006 and perhaps beyond.  Our filing for bankruptcy has affected the price and availability of raw materials, as vendors have been uncomfortable with our credit position.

         We are endeavoring to reduce the impact of the price increases through our productivity programs and by the eventual inclusion of the higher costs in the pricing of our products.  We have negotiated higher prices for our products with our customers; these price increases were almost fully effective in the fourth quarter of fiscal 2005.  In our productivity programs, we endeavor to remove costs from the production of a product without sacrificing utility or quality of the product.  We cannot assure you that we will be successful in offsetting these or future potential raw material price increases.

         o        Because we sell products to a small number of customers, our sales would be reduced substantially if one of our major customers significantly reduced its purchases of our products or were unable to fulfill its financial obligations to us.  If this were to happen, our ability to pay our debts may be significantly affected.  Our sales are concentrated among a relatively small number of customers.  Any of our major customers can stop purchasing product from us or significantly reduce their purchases at any time.  During fiscal year
2005, our five largest customers, OfficeMax, Wal-Mart, Lowe's, Office Depot and Staples, accounted for approximately 70% of our gross sales.  We do not have long term contracts with any of our customers and our sales depend on our continuing ability to deliver attractive products at reasonable prices.  Reduced orders from some of our largest customers significantly reduced our sales in fiscal 2004 and 2005.  Further, Montgomery Ward closed all of its stores in fiscal 2001, Ames closed all of its stores in 2002 and Kmart closed approximately 600 stores during its reorganization under the United States Bankruptcy Code in fiscal 2002 and 2003.  We cannot assure you that our other customers will not experience similar financial difficulties in the future.

         Our sales to a discount mass merchant and an office superstore for fiscal 2006 will be significantly lower because of loss of product placement at those customers.  We hope to partially offset these losses by increasing sales to these or other customers, but we cannot assure you that this will occur.  Our sales in fiscal 2006 are expected to be
15% to 20% lower than our sales in fiscal 2005.

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

         At June 30, 2005, our largest five customer accounts receivable balances comprised approximately 77% of our net trade receivables balance.  The bankruptcy of a large customer, such as Kmart's bankruptcy in January 2002, could cause us to increase our reserves for doubtful accounts substantially, reducing our operating income and net income accordingly.

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

         o        Because our senior subordinated notes, and the subsidiary guarantee thereof, rank behind
O'Sullivan Industries' senior secured debt, holders of these notes will receive less than holders of our senior secured debt in our bankruptcy proceedings.  Holders of our senior subordinated notes rank with other holders of our unsecured indebtedness behind the holders of our senior secured debt.  Under our modified second amended plan of reorganization, confirmed by the U.S. Bankruptcy Court on March 16, 2006, holders of our senior subordinated notes would receive warrants to purchase reorganized O'Sullivan Holdings common stock, while holders of our senior secured notes would receive shares of reorganized O'Sullivan Holdings common stock and secured notes of
O'Sullivan Industries.  The plan provides for no distribution to the holder of the O'Sullivan Holdings note, and it would be extinguished if our plan becomes effective.

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

         o        We may be liable for penalties under environmental, health and safety laws rules and regulations.  This could negatively affect our financial results and our ability to pay our debts.  We are subject to many federal, state and local, environmental, health and safety laws, regulations and ordinances including the requirements and standards of the U.S. Consumer Products Safety Commission and the Occupational Health and
Safety Act.  Violations of environmental, health and safety laws are subject to civil, and in some cases criminal, sanctions.  We have made and will continue to make capital and other expenditures in order to comply with these laws and regulations.  However, the requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future.  We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist.  These costs and expenses may materially and adversely affect our financial results and ability to pay our debts.

         Our manufacturing facilities ship waste products to various disposal sites.  To the extent that these waste products include hazardous substances that could be discharged into the environment at these disposal sites or elsewhere, we are potentially subject to laws that provide for  responses to, and liability for, releases of hazardous substances into the environment and liability for natural resource damages.  One example of these laws is the federal
Comprehensive Environmental Response, Compensation and Liability Act.  Generally, liability under this act is joint and several and is determined without regard to fault.  In addition to the Comprehensive Environmental Response,
Compensation and Liability Act, similar state or other laws and regulations may impose the same or even broader liability for releases of hazardous substances.  Because these laws could subject us to liability even if we are not at fault, we are not able to estimate the cost of complying with them and any environmental claims asserted against us could restrict our operations and adversely affect our financial results, financial position and cash flow.

         o        If our key personnel were to leave, our success could be negatively affected and our ability to service our debts could be adversely affected.  Our continued success is dependent, to a certain extent, upon our ability to attract and retain qualified personnel in all areas of our business, including management positions and key sales positions, especially those positions servicing our major customers.  We do not have employment agreements with any of our officers or key personnel located in the United States other than with Messrs. Parker and Walters, and we do not carry key person life insurance on any of our employees.  We may not be able to keep existing personnel or be able to attract qualified new personnel.  Our inability to do so could have a negative effect on us as we may be unable to efficiently and effectively run our business without these key personnel.  In connection with our bankruptcy filing, we have asked the U.S. Bankruptcy Court to approve a Key Employee Retention Plan to encourage our senior management to remain with O'Sullivan.  The request is pending.  See Item 11, "Executive
Compensation--Key Employee Retention Plan,"  in Part III of this report.

         On November 1, 2005, we announced that Mr. Parker had taken a medical leave of absence.  At this time, we do not know when he will be able to return.  Our Board of Directors named Mr. Walters to serve as Interim Chief
Executive Officer in addition to his titles of Executive Vice President and Chief Financial Officer.

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

         o        Our sales are highly price sensitive, which can prevent us from passing cost increases to our customers.  Sales to mass retailers, which are among our primary customers, are highly price sensitive.  We set many product prices on an annual basis or for longer periods, but we typically purchase raw materials and components under purchase orders within periods of less than one year.  Accordingly, we often must set prices for many products before production costs have been firmly established, before we have complete knowledge of the costs of raw materials and components and sometimes before product development is complete.  After we have established prices, we generally have difficulty passing cost increases along to our customers, nor can we compete as effectively if we seek to pass such costs along.

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

         O'Sullivan Holdings, O'Sullivan Virginia and O'Sullivan Furniture Factory Outlet, Inc. have guaranteed
O'Sullivan Industries' senior secured notes, and O'Sullivan Virginia and O'Sullivan Furniture Factory Outlet, Inc.
have guaranteed O'Sullivan Industries' senior subordinated notes.  If a court were to disagree with our conclusions as to the legality of any subsidiary guarantees it could adversely affect the rights of holders of O'Sullivan Industries'
indebtedness.

         The plan of reorganization addresses the claims under these guarantees, through the distributions to be provided under the plan to the holders of the senior secured notes and the senior subordinated notes.  Accordingly, all claims under the guarantees would be extinguished upon the effectiveness of the plan of reorganization.

Item 1B. Unresolved Staff Comments.

         Not applicable

Item 2.  Properties.

         O'Sullivan owns two manufacturing, warehouse and distribution facilities.  The Lamar, Missouri facility, consists of approximately 1.1 million square feet.  The South Boston, Virginia facility has approximately 675,000 square feet.  These properties are subject to liens in favor of the holders of our DIP credit agreement and the senior secured notes.  If our modified second amended plan of reorganization becomes effective, all of our property will be subject to liens in favor of the lenders under our exit loan agreement and to the holders of our junior secured notes, which are to be issued to our current senior secured noteholders under the plan.

         We lease space for our corporate headquarters in Roswell, Georgia.  We also lease space for showrooms in
High Point, North Carolina and in other locations in the United States.  We lease warehouse space in Lamar and
Neosho, Missouri.  We leased space for factory outlet stores in Springfield and Joplin, Missouri to sell close-out and excess inventory.  We completed the closing of the factory outlet stores in November 2005.

         Our Canadian operations are in a leased facility in Markham, Ontario.  O'Sullivan's United Kingdom operations are in leased facilities in Milton Keynes.

         We consider our owned and leased facilities to be adequate for the needs of O'Sullivan and believe that all of our owned and leased properties are well maintained and in good condition.

Item 3.  Legal Proceedings.

         As noted above, O'Sullivan Holdings, O'Sullivan Industries, O'Sullivan Virginia and O'Sullivan Furniture
Factory Outlet, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court for
the Northern District of Georgia on October 14, 2005.  The bankruptcy filings are being jointly administered under case no. 05-83049.  The bankruptcy court has approved a number of interim and final orders to assist O'Sullivan's continuing operations.  On March 16, 2006, the U.S. Bankruptcy Court confirmed our modified second amended plan of reorganization.  See Item 1--Business--Bankruptcy Filing.

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

         In November 2001, House2Home filed for bankruptcy and eventually closed all of its stores.  In January
2004, we received notice of a November 2003 suit against O'Sullivan Industries in the U.S. Bankruptcy Court,
Central District of California alleging that payments made by House2Home within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from O'Sullivan Industries by
House2Home together with interest.  The alleged payments aggregated $700,000.  We denied we received any preferential payments.  This litigation was resolved in fiscal 2005 with the payment by us of a de minimis amount.

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
2005.

                                                      PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities.

         Our common stock is owned by O'Sullivan Holdings, so there is no established public market for our common equity.

         No dividends will be paid prior to our emergence from protection under the Bankruptcy Code.  Under the plan of reorganization confirmed by the U.S. Bankruptcy Court on March 15, 2006, our outstanding shares of common stock, along with the equity securities of our subsidiaries, would remain outstanding.  After our emergence from bankruptcy, the payment of dividends would be subject to restricted covenants in our debt agreements.  If our modified second amended plan of reorganization becomes effective, the payment of dividends will be subject to restrictive covenants in our debt agreements.

Item 6.  Selected Consolidated Historical Financial Information.

         The selected historical consolidated results of operations for the five years ended June 30, 2005 and the balance sheet data as of June 30, 2005, 2004, 2003, 2002 and 2001 are derived from O'Sullivan's audited financial statements.  This selected consolidated financial data should be read in conjunction with Item 7, "Management's
Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Consolidated Financial
Statements and Related Notes," in Part II of this report.

                                                                     For the year ended June 30,
                                                   ---------------------------------------------------------------
                                                      2005             2004     2003         2002          2001
                                                   -----------  -----------  -----------  -----------   ----------
                                                                           (in thousands)
                                                                -----------  -----------  -----------   ----------
Net sales                                        $     249,897$     268,829$     289,152$     349,098 $    358,811
Cost of sales                                          212,338      213,989      214,977      254,662      269,720
                                                   -----------  -----------  -----------  -----------   ----------
Gross profit                                            37,559       54,840       74,175       94,436       89,091
Selling, marketing and administrative
     expense                                            48,908       45,939       45,463       54,330       56,461
Restructuring charge/asset impairment1                   8,488            -        2,049            -       10,506
Casualty gain                                                -         (490)           -            -            -
                                                   -----------  -----------  -----------  -----------   ----------
Operating income (loss)                                (19,837)       9,391       26,663       40,106       22,124
Interest expense, net2                                 (35,954)     (26,514)     (21,530)     (25,482)     (31,206)
Other financing costs, net2                                  -       (2,678)        (445)        (204)        (574)
                                                   -----------  -----------  -----------  -----------   ----------
Income (loss) before income tax provision
     (benefit) and cumulative effect of
     accounting change                                 (55,791)     (19,801)       4,688       14,420       (9,656)
Income tax provision (benefit)3                              -            -            -       98,713       (3,380)
                                                   -----------  -----------  -----------  -----------   ----------
Income (loss) before cumulative effect of                                                                   (6,276)
     accounting change                                 (55,791)     (19,801)       4,688      (84,293)
Cumulative effect of accounting change, net
     of income tax benefit                                   -            -            -            -          (95)
                                                   -----------  -----------  -----------  -----------   ----------

Net income (loss)                                $     (55,791$     (19,801$       4,688$     (84,293)$     (6,371)
                                                   ===========  ===========  ===========  ===========   ==========

Cash flows provided by (used for) operating
     activities                                  $      (4,540$         (35$      13,749$      25,115 $     25,016
Cash flows provided by (used for) investing
     activities                                          1,224       (2,459)       1,707       (8,644)     (16,811)
Cash flows provided by (used for) financing
     activities                                          1,727         (233)     (23,256)      (7,754)     (13,012)

Depreciation and amortization                           11,850       12,754       13,621       14,530       14,945
Capital expenditures                                     1,224        2,459        5,081        8,644       16,811

                                                                              June 30,
                                                   ---------------------------------------------------------------
                                                      2005         2004         2003         2002          2001
                                                   -----------  -----------  -----------  -----------   ----------
                                                                           (in thousands)
                                                                -----------  -----------  -----------   ----------
Total assets                                     $     154,686$     194,156$     207,144$     244,150 $    356,912
Current portion of long-term debt                      199,177            -        4,039        4,430        3,696
Long-term debt, less current portion                         -      197,820      189,970      213,452      222,386
Payable to parent-tax sharing agreement                 70,067       70,067       72,067       81,374      109,067
Stockholder's deficit                                 (157,720)    (112,059)     (93,523)     (98,812)     (14,550)

------------------------------------

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion should be read in conjunction with the more detailed information in the historical financial statements, including the related notes thereto, appearing elsewhere in this report.

Overview.

Bankruptcy Filing

         Our declining sales and increasing losses resulted in lower cash flows from operations in recent years.  As a result, we filed for protection from our creditors and other claimants under Chapter 11 of the United States
Bankruptcy Code on October 14, 2005 in the United States Bankruptcy Court for the Northern District of Georgia.
The cases for O'Sullivan Holdings and its domestic subsidiaries are being jointly administered under case
no. 05-83049.  Since the filing, we have managed our business as debtors-in-possession.

         We did not pay the $5.3 million interest payment due on July 15, 2005 with respect to our $100 million
10.63% senior secured notes.  In July 2005, we initiated discussions with representatives of our major stakeholders regarding our strategic alternatives, including potentially a consensual restructuring of our capital structure.  We retained Lazard Freres & Co. LLC to serve as our financial advisor and Dechert LLP as our legal advisor to assist with our evaluation of strategic alternatives and restructuring efforts.  In August 2005, we entered into a forbearance agreement with controlling holders of our 10.63% senior secured notes.  Pursuant to the forbearance agreement, the noteholders agreed not to exercise any enforcement rights or remedies available to them under the senior secured notes indenture as a result of our non-payment of interest on the senior secured notes prior to the end of the applicable 30-day grace period provided for in the indenture.  The term of the forbearance agreement, as extended, expired with our filing for protection under Chapter 11 of the Bankruptcy Code.  In August, we also retained FTI
Consulting to provide us with restructuring advice with respect to our reorganization efforts.

         In August 2005, we also executed an amendment and consent with the lender under our credit agreement.
Pursuant to the amendment, the lender agreed to continue to make available funding within terms of the credit agreement and not to enforce any event of default in connection with our failure to pay interest on our senior secured notes within the applicable 30-day grace period.  The amendment also prohibited us from using loans under the credit agreement to pay interest on the senior secured notes and senior subordinated notes.

         As a result of our bankruptcy filing, we did not pay $6.4 million of interest on our senior subordinated notes on October 15, 2005 and we are operating our business as a debtor-in-possession under court protection from creditors and claimants.

         Under Chapter 11 proceedings, actions by creditors to collect claims in existence at the filing date, or pre-
petition claims, are stayed, and such claims are not permitted to be paid absent specific authorization from the bankruptcy court and all transactions not in the ordinary course of business require prior approval of the bankruptcy court.

         Since the Chapter 11 filing, the bankruptcy court entered several orders to enable O'Sullivan to conduct normal business operations, including orders authorizing us to pay wages, to honor customer programs and warranty claims, to use cash collateral prior to approval of our debtor-in-possession credit agreement and other matters.

         Debtor-in-Possession Credit Agreement.  On October 21, 2005, the U.S. Bankruptcy Court granted us interim authorization to draw on a $35 million debtor-in-possession credit agreement with certain lenders.  We used the new DIP credit agreement to pay off our the lender under our credit agreement and to support ongoing operations.  The U.S. Bankruptcy Court issued a final order approving the DIP credit agreement on November 9,
2005.

         The DIP credit agreement provides for borrowings of up to $35 million, including a revolving facility of up to $30 million with availability based a borrowing base including our accounts receivable and inventory, and a term facility of up to $5 million.  The borrowing base under the revolving facility has provided average availability of around $31.7 million, subject to normal fluctuations in our business operations.  The revolving facility has a sublimit of $20.0 million for letters of credit, of which we were using $2.8 million as of March 22, 2006.  The largest letter of credit was drawn on March 1, 2006 to repurchase and redeem $10 million of industrial revenue bonds that were an obligation of O'Sullivan Virginia; the amount drawn increased our outstanding balance under the revolving facility.
The interest rate on loans under the DIP credit agreement is, at our option, a LIBOR rate plus 4.00% or an index rate plus 2.00%.  After March 31, 2006, the margin will fluctuate based on our average borrowing availability under the
DIP credit agreement. The DIP credit agreement contains minimum EBITDA and gross sales covenants, as well as limits on capital expenditures.  The fee for letters of credit is the LIBOR margin less 25 basis points.  A fee of 0.5%
is paid on the unused commitment under the DIP credit agreement.  We can borrow under the DIP credit agreement until the earlier of October 20, 2006 or our emergence from bankruptcy, subject to the terms and conditions of the
DIP credit agreement.

         The term facility under the DIP credit agreement is based on an agreement between the DIP lender and the holder of a majority of our senior secured notes.  As of March 22, 2006, we had borrowed $2.0 million under the term facility.  The interest rate on the term loan is LIBOR plus 8.5%, and was 13.2% as of March 22, 2006.

         Under the DIP credit agreement and the order of the bankruptcy court authorizing us to borrow thereunder, the lenders under the DIP credit agreement are secured by "superpriority" liens and security interests in substantially all of our property (with certain limitations).

         In connection with the execution and delivery of the DIP credit agreement, we have entered into lockbox agreements with the agent and certain banks.  Under the terms of the lockbox agreements, the agent has control over the bank accounts and the cash deposited therein.

         Plan of Reorganization.  On October 14, 2005, we filed a plan of reorganization with the U.S. Bankruptcy
Court.  We filed first and second amended  plans on January 3, 2006 and February 10, 2006.  We filed a modified second amended plan on March 16, 2006.  The official committee of unsecured creditors and certain holders of our senior secured notes supported confirmation of our modified second amended plan of reorganization.  The U.S.
Bankruptcy Court approved our amended disclosure statement on February 10, 2006.  We mailed the amended disclosure statement, the amended plan of reorganization, ballots and voting instructions to all parties entitled to vote on the plan on February 17, 2006.  Following a hearing on March 16, 2006, the U.S. Bankruptcy Court confirmed the modified second amended plan of reorganization.

         Under the modified second amended plan of reorganization, various classes of O'Sullivan's debt and equity will receive differing treatment in full satisfaction and discharge of their claims and interests, according to their respective priorities.

o        Obligations under O'Sullivan's DIP credit agreement would be paid in full and letters of credit outstanding under the DIP credit agreement would be secured or replaced.  O'Sullivan Virginia's obligations under a series of industrial revenue bonds due 2008 (and secured by a letter of credit issued pursuant to the DIP credit agreement) were repurchased and redeemed in full on March 1, 2006.  The bonds were paid by a draw on the letter of credit and increased the amount drawn under the DIP credit agreement.  We expect to enter into an exit credit facility to fund these obligations as well as certain costs of our bankruptcy proceedings and to provide working capital.

o        Obligations under the $100 million principal amount of 10.63% senior secured notes due 2008 of
         O'Sullivan Industries will receive an aggregate of $10 million of new secured notes (subordinate to the exit credit facility) and ten million shares of new common stock of O'Sullivan Holdings, representing 100% of the outstanding equity of the reorganized O'Sullivan Holdings, subject to dilution upon the issuance of shares of restricted stock and the exercise of certain warrants and options described below.

o        General unsecured claims against O'Sullivan Industries, O'Sullivan Virginia and O'Sullivan Furniture
         Factory Outlet, Inc. other than the $96 million principal amount 13.375% senior subordinated notes due
         2009 of O'Sullivan Industries, will receive a cash distribution of 9% of their allowed claims.  Certain vendor and utility creditors also had the right to elect to participate in a settlement under which O'Sullivan will pay an additional 2% to 8% of their allowed claim in cash, based on the size of their allowed claim.

o        Holders of O'Sullivan Industries' $96 million principal amount of 13.375% senior subordinated notes will receive

         o        Series A warrants to purchase an aggregate of 526,316 shares of reorganized O'Sullivan Holdings common stock at a price of $7.06, which warrants will expire on the fourth anniversary of the effective date of the plan of reorganization; and

         o        Series B warrants to purchase an aggregate of 554,017 shares of reorganized O'Sullivan Holdings common stock at a price of $9.81, which warrants will expire on the fifth anniversary of the effective date of the plan of reorganization.

o        Holders of O'Sullivan Holdings equity, indebtedness and other obligations, including the O'Sullivan
         Holdings 12% note due 2009 with a principal amount of $29.8 million (as of October 15, 2005), the tax sharing agreement with RadioShack and options and warrants to purchase O'Sullivan Holdings Class A common stock, Series A junior preferred stock or Series B junior preferred stock, will receive no distribution under the plan of reorganization.

The disclosure statement describes the plan of reorganization in greater detail.

         Costs of Bankruptcy.  In connection with our reorganization, we engaged Dechert LLP as our bankruptcy counsel, Lazard Freres & Co. LLC as our financial adviser, FTI Consulting as our restructuring advisers and The
Garden City Group, Inc. to handle communications with stakeholders and to tally votes.  We are responsible for paying the fees and expenses of each of these service providers.  Pursuant to the forbearance agreement executed with certain holders of our senior secured notes and an adequate protection order entered by the U.S. Bankruptcy
Court in connection with its approval of the DIP credit agreement, we agreed to pay the fees and expense of the legal and financial advisers to the group of senior secured noteholders.  In connection therewith, we entered into an agreement with Rothschild and the senior secured noteholders group, pursuant to which Rothschild is acting as financial adviser for the group of Senior Secured Noteholders, and we are paying Rothschild's fees and expenses.

Pursuant to the plan of reorganization, we assumed the obligations under this agreement.  We are also paying the fees and expenses of the noteholders' counsel.

         Pursuant to bankruptcy law, we are also responsible for paying the fees and expenses of other parties to the reorganization process, including the fees and expenses of counsel and financial advisers to the unsecured creditors committee.

         The agreements with Lazard and Rothschild provide for additional fees if we are successful in our reorganization efforts.  If our modified second amended plan of reorganization becomes effective, we will pay
Lazard a  $1.8 million transaction fee and a $375,000 financing fee.  The transaction fee for Rothschild is $750,000.
The transaction fee for the financial adviser to the unsecured creditors committee is $450,000.  These fees are in addition to regular fees we have been accruing with respect to these advisers.

         Our current estimate is that we will pay a total of approximately $16 million of fees and expenses to third parties in connection with our efforts to reorganize.

         Exit Capital Structure. We expect to emerge from bankruptcy with $10 million of secured notes and an exit revolving loan agreement for up to $50 million of secured loans, including a revolving line of credit with a $15 million sublimit for letters of credit.

         We have received a commitment from a financial institution for a five-year, asset-based revolving loan agreement providing for borrowings of up to $50.0 million, with a $15 million sublimit for letters of credit.  The commitment contains a number of conditions, including negotiation of a definitive loan agreement and related documents and the effectiveness of our modified second amended plan of reorganization.  Indebtedness under the loan agreement would be secured with first liens on substantially all of our assets.  Under the loan agreement, borrowings would bear interest, at our option, at either a Eurodollar rate plus a margin or the prime rate plus a margin.  The initial margins would be 2.00% per annum for Eurodollar loans and 0.50% per annum for prime rate based loans.  The applicable margin would vary each calendar quarter starting with the quarter beginning October 1,
2006.  The amount of the margin would vary based on the unused availability under the loan agreement.

         We anticipate that we would borrow approximately $36 million under the exit loan agreement  upon or shortly after the effectiveness of our plan of reorganization.  The initial borrowings would be used to fund:  (a)
payments required in order to consummate our modified second amended plan of reorganization, including payment of all amounts due under our DIP credit agreement, (b) fees and expenses associated with our modified second amended plan of reorganization, including those described above, and (c) costs, expenses and fees in connection with the preparation, negotiation, execution and delivery of the loan agreement and related documents.  After emergence and the initial borrowings, we would be able to borrow under the exit loan agreement for general operating, working capital and other proper corporate purposes.  We expect that our initial availability under the loan agreement would be approximately $10 million after the initial borrowings.

         The exit loan commitment contains a number of conditions precedent to closing.  While we believe we can meet these conditions and close the agreement, we cannot assure you that this will be the case.

         We continue to serve our customers and to pay our employees and post-petition vendors in the ordinary course.  Our facilities continue to operate and to fill customer orders.

Recent Trends

         Our net sales declined 7.0% in fiscal year 2005 from $268.8 million to $250.0 million.  This decline continued the net sales decreases experienced by us over the prior four fiscal years.  Our net sales declined for several reasons:

    o    a decline in sales of RTA furniture;

    o    increasing competition from imported furniture, particularly from China;

    o    increased competition from domestic competition due to excess capacity in the RTA furniture industry and increasing concentration of retail stores;

    o    market share losses at an electronics superstore and a large mass merchant.

         Most of these conditions are continuing into fiscal 2006, and our sales will decline further in fiscal 2006.

         In addition to declining net sales, price increases in particleboard and fiberboard also reduced our margins and results of operations in fiscal 2004 and fiscal 2005.  As a result of our declining sales and excess manufacturing capacity, we took a charge of $8.0 million against our fixed assets in the fourth quarter of fiscal 2005.  Our operating loss was $19.6 million in fiscal 2005, compared to operating income of $9.4 million in fiscal 2004 and $26.6 million in fiscal 2003.  In response to the industry trends, we have taken steps intended to reduce costs, increase selling prices and mitigate the impact of the current market challenges.  We may take similar or other actions in the future, which may result in further asset write-downs or impairment or other restructuring charges.  These actions could include further reductions in force, closing of certain facilities and inventory adjustments.  See "--Market Risk and
Inflation" for more information regarding our raw material price increases.

         We anticipate that our net sales for fiscal 2006 will be from 15% to 20% lower than our sales in fiscal 2005, due to a number of factors.  Among these factors are increased competition from domestic and international competitors and losses in product placement at a large discount mass merchant and an office superstore.  As a result of our lower sales levels, we expect that our fiscal 2006 factory utilization rate will be lower than our fiscal 2005 factory utilization rate of around 62%.  Our lower utilization rate will reduce our gross margin and gross margin percentage because our fixed overhead costs will be applied against our lower production levels, increasing the cost per unit.

New Management Team

         In May 2004, we announced the hiring of Robert S. Parker as our President and Chief Executive Officer,
followed in June 2004 by the arrival of Rick A. Walters as Executive Vice President and Chief Financial Officer.
With this new senior management, we began implementing certain cost-cutting measures and strategic initiatives in fiscal 2005, including the creation of a new sales and marketing organization, the expansion of new product lines, such as commercial office furniture, garage storage and certain other consumer packaged goods lines, and the enhancement of sourcing opportunities from abroad.  We have also sought to improve  fiscal productivity and better control our costs at our factories, manage our working capital and cash flow through better planning, reduce required inventory levels, reduce our workforce, improve vendor and customer terms, implement price increases, and establish pricing and promotion controls.

         On November 1, 2005, we announced that Mr. Parker had taken a medical leave of absence.  At this time, we do not know when he will be able to return.  Our Board of Directors named Mr. Walters to serve as Interim Chief
Executive Officer in addition to his titles of Executive Vice President and Chief Financial Officer.

         Specific key initiatives we have undertaken since May 2004 include the following:

         o        creating a new organization structure, including strengthening business processes and controls;

         o        enhancing positive customer relationships;

         o        improving customer standard margins from the implementation of price increases and product mix management;

         o        implementing efficiency, waste, and spending reduction initiatives;

         o        aligning selling and marketing strategy with customers and product categories positioning us for future growth; and

         o        establishing consumer driven, customer focused new product development processes.

         In addition, manufacturing initiatives have been put in place since June 2004 to begin rightsizing our cost structure in line with our substantially reduced revenue base.  Since May 2005, we implemented operational initiatives resulting in annualized cost savings of $10.5 million.  We also implemented additional operational initiatives to optimize manufacturing performance, increase product quality, and improve working capital, including:

         o        reducing inventory while improving on-time delivery;

         o        hiring lean manufacturing experts to implement lean manufacturing in plants;

         o        establishing a sourcing organization;

         o        implementing new sales and production forecasting processes;

         o        developing safety programs that reduced lost time accidents by more than 50%; and

         o        refocusing SG&A spending from non-value added to strategic.

         Upon our emergence from bankruptcy, we will continue to focus and streamline the business around our core product categories and the associated channels of trade.  We will continue to emphasize growing sales and improving the margin performance of our office, storage and organization and home furnishings product offerings.
This will be accomplished by executing the operational initiatives identified above and by developing consumer-
driven, customer-focused new products

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

         Under our modified second amended plan of reorganization confirmed by the U.S. Bankruptcy Court, no distribution would be made with respect to the tax sharing agreement and O'Sullivan Holdings' obligations under the agreement would be extinguished.  As a result of our reorganization under Chapter 11 of the Bankruptcy Code, our tax loss carryforwards would be substantially reduced.  Additionally, our ability to use pre-petition net operating losses and any remaining step up in our tax basis may be limited.

         See Item 1A--Risk Factors.

Customer Bankruptcy

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

Results of Operations.

         The following table sets forth the approximate percentage of items included in the Consolidated Statement of Operations relative to net sales for the three-year period ended June 30, 2005:

                                                                                   Year ended June 30,
                                                                          --------------------------------------
                                                                             2005          2004          2003
                                                                          ----------    ----------     ---------

Net sales                                                                        100.0%        100.0%        100.0%
Cost of sales                                                                     85.0%         79.6%         74.3%
                                                                          ----------    ----------     ---------
Gross profit                                                                      15.0%         20.4%         25.7%
Selling, marketing and administrative                                            (19.5)%        17.1%         15.7%
Restructuring charge/asset impairment                                       (3.4)%          -                  0.7%
Casualty gain                                                                 -                 (0.2)%     -
                                                                          ----------    ----------     ---------
Operating income (loss)                                                           (7.9)%         3.5%          9.3%
Interest expense, net                                                            (10.9)%         9.9%          7.4%
Other financing costs, net                                                    -                  1.0%          0.2%
                                                                          ----------    ----------     ---------
Income (loss) before net income tax provision                                    (18.8)%        (7.4)%         1.6%
Income tax provision                                                               0.0%          0.0%          0.0%
                                                                          ----------    ----------     ---------
Net income (loss)                                                                (18.8)%        (7.4)%         1.6%
Depreciation and amortization                                                      4.7%          4.7%          4.7%

Year Ended June 30, 2005 Compared to the Year Ended June 30, 2004.

         Net Sales.   Net sales consists of our gross sales less returns, allowances, rebates and certain advertising allowances given to customers.  Net sales for the fiscal year ended June 30, 2005 decreased by $18.9 million, or
7.0%, to $250.0 million from $268.8 million for the fiscal year ended June 30, 2004.  Net sales were down in every major channel except home improvement centers with substantially all of the decline due to lower unit volumes.  Net sales declined principally because of increased competition from North American manufacturers and from Asian and
South American manufacturers with substantially lower labor costs.  For example, we lost placement at an electronic superstore and a large mass merchant discounter late in fiscal 2004.  That loss reduced our sales to those retailers in fiscal 2005.  Finally, according to HomeWorld Business, the size of the RTA furniture market declined approximately 6% in calendar 2004, although it increased approximately 3% in calendar 2005.

         Gross Profit.    For fiscal 2005, gross profit declined to $37.6 million, or 15.0% of net sales, from
$54.8  million, or 20.4% of net sales, during fiscal 2004.  Gross profit declined for fiscal 2005 due to higher average raw material prices, lower sales levels, lower production levels as a result of lower sales, efforts to reduce inventory and changes in our customer mix.  Gross profit was also affected by a net increase in our inventory reserves of approximately $1.3 million to bring our recorded inventory balance more in line with current market conditions.

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

         Selling, marketing and administrative expenses increased 6.0% to $48.9 million, or 19.6% of net sales, for fiscal 2005 from $46.1 million, or 17.2% of net sales, for fiscal 2004 due to increased royalty payments, freight out expense and salaries partially offset by lower sales commissions, bad debt expense, advertising allowances and benefit plan expense.  Royalty expenses increased because of increased sales of licensed products subject to royalties.  Freight out expense increased because of increased sales where we shipped product directly to the end consumer and increased freight rates due to higher fuel costs.  Commission  expenses declined because of lower net sales levels and increased use of in-house sales staff to call on larger customers.  Salaries increased due to our program to build a new sales and marketing team.  Fiscal 2005 expenses also included higher expenses related to severance payments and recruiting expenses in connection with new hires, offset by lower commissions as we implemented our turnaround plan.

         Restructuring Charges/Asset Impairment.  We recorded a restructuring charge in the amount of 451,000 during the second half of fiscal 2005.  This charge related to the closure of our Australian operations.  We determined that our sales in the region were not sufficient to support the infrastructure required to operate there.
Accordingly, we closed our sales office, warehouse and two retail stores and terminated the employment of approximately 17 employees.  As a result of closing our Australian operations, we expect to incur expenses between
$1.6 million and $1.8 million.  Of this amount, between $451,000 and $550,000 will represent cash charges related to severance, termination of leases and other agreements and costs to administer the winding down of these operations.  During the last half of fiscal 2005, we recorded $1.5 million of expenses, of which $451,000 was a cash charge reflected in restructuring charge on our consolidated statement of income.  The remainder was a non-cash charge of $1.2 million as a reserve against inventories in Australia and is included in cost of sales.

         The components of the exit costs for the fiscal year ended June 30, 2005 were as follows:

                                                            Paid or       Remaining
                                           Charges         incurred       eserve at
                                           through          through       June 30,
                                          June 30,         June 30,         2005
              Exit Costs                    2005             2005        r
---------------------------------------  -----------      -----------    -----------
                                                      (in thousands)
                                         -----------      -----------    -----------
Inventory reserves                     $       1,182    $       1,182  $      -
Employee termination benefits                     97               97         -
Lease termination expenses                       121              121         -
Administrative and other costs                   233              233         -
                                         -----------      -----------    -----------
Total                                  $       1,633            1,633  $      -
                                         ===========      ===========    ===========

         In fiscal 2005, we recognized an impairment to its assets in South Boston, Virginia and recorded an impairment charge of $8.0 million pursuant to SFAS 144.  The impairment charge was reflected as an operating expense and increased our accumulated depreciation.

         O'Sullivan did not experience an operating loss and negative operating cash flow until the third quarter of fiscal 2005.  As O'Sullivan incurred an operating loss and negative operating cash flow in the fourth quarter of fiscal
2005 as well, O'Sullivan's two straight quarters indicated a history of continued losses under SFAS 144.  These continued losses and a forecasted loss for fiscal 2006 caused O'Sullivan to recognize the impairment charge during the fourth quarter.

         We recorded the impairment charge against the land, buildings and equipment located at O'Sullivan
Virginia's South Boston, Virginia facility.  The charge was taken as we conducted our normal annual review of our assets, capacity utilization and the continued expected cash flow from those assets.  Because of our continuing sales and profitability declines and the further product placement losses noted above, we determined in connection with the preparation of our financial statements as of June 30, 2005 and for the fiscal year then ended that the undiscounted cash flows from the assets did not exceed the carrying value of the assets.  The charge adjusted the net book value of the assets to fair market value, which was based on appraisals. The impairment charge will not result in future cash expenditures.

         Casualty Gain.  In November 2003 a fire destroyed certain of our manufacturing equipment.  The net insurance proceeds used to replace the equipment destroyed exceeded the net book value of the destroyed equipment, resulting in a gain.  Accordingly, we recorded a net gain of $490,000 in connection with the casualty.  All proceeds from the insurance company have been received.

         Depreciation and Amortization.  Depreciation and amortization represents the allocation of costs of long-
lived assets such as buildings and equipment.  Depreciation is included in cost of goods sold and selling, marketing and administrative expenses in our statements of operations.  Depreciation and amortization expenses decreased to
$11.9 million for fiscal 2005 compared to $12.8 million for fiscal 2004.  Accumulated depreciation at June 30, 2005 also includes the $8.0 million asset impairment charge taken pursuant to SFAS 144 with respect to O'Sullivan
Virginia's long-lived assets.  Capital additions in fiscal 2005 and 2004 were $1.2 million and $2.5 million, respectively.  Fiscal 2005 and 2004 capital expenditures were primarily for normal replacements of equipment.

         Operating Income (Loss).  Operating loss was $19.6 million in fiscal 2005, down $29.0 million from operating income of $9.4 million in fiscal 2004.  Lower net sales and operating levels and excess capacity, as well as increases in raw material costs and the $8.0 million charge to reduce the carrying value of our long-term assets, contributed to the operating loss in fiscal 2005.

         Net Interest Expense.  Net interest expense is the cost for borrowed money.  It represents interest paid to, or accrued for future payment to, lenders and the amortization of debt issuance costs, debt discount and loan fees.  Net interest expense increased to $27.3 million in fiscal 2005 from $26.5 million in fiscal 2004.  Interest expense increased principally due to the higher interest rate on our senior secured notes issued in September 2003 as compared to the variable rates under our former senior credit facility.  The following table describes the components of net interest expense.

                                                                   Year ended
                                                                    June 30,
                                                          ----------------------------
                                                                 (in thousands)
                                                                2005           2004
                                                             ----------     ----------
Interest expense on senior credit facility, industrial
    revenue bonds and senior subordinated notes             $    24,255    $    23,894
Interest income                                                     (12)           (41)
                   Non-cash items:
Amortization of debt discount                                     1,357          1,019
Amortization of debt issuance costs                               1,661          1,642
                                                             ----------     ----------
        Net interest expense                                $    27,261    $    26,514
                                                             ==========     ==========

         Other Financing Costs, Net.  In fiscal 2004, we recorded a gain of $616,000 in connection with the October
2003 repurchase of $4.0 million of our senior subordinated notes, net of original issue discount and capitalized loan fees.  This gain was offset by the write-off of capitalized loan fees for our old senior credit facility of about
$3.3 million in the September 2003 quarter as a result of the refinancing of this debt.  The net amount of  $2.7 million is reflected as other financing expense on our statement of operations.

         Income (Loss) before Income Tax Provision. Our pre-tax loss in fiscal 2005 was $46.9 million compared to pre-tax loss of $19.8 million in fiscal 2004.  The decline was due principally to our lower net sales and operating levels, higher raw material costs and the charge to reduce the carrying value of our long-lived assets.

         Income Tax Provision.  We recorded no tax expense in fiscal 2005 or fiscal 2004 because of the current tax benefits associated with our current period losses and the Section 338 election (See "Tax Sharing Agreement with
RadioShack") are offset by the change in the valuation allowance against our net deferred tax assets.

         Net Income (Loss).  Our net loss was $46.9 million in fiscal 2005 compared to net loss of $19.8 million in fiscal 2004 due principally to our lower net sales and operating levels, higher raw material costs and the charge to reduce the carrying value of our long-lived assets.

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

         Restructuring Charges.  A restructuring charge in the amount of $2 million was recorded during fiscal
2003.  This charge consisted of severance actions of $1.5 million and an asset impairment charge of $540,000.  No restructuring charges were recorded in fiscal 2004.  In the fourth quarter of fiscal 2003, we determined to reduce our operations at our South Boston, Virginia facility to one shift.  As a result, we reduced our workforce by about 200 people in Virginia.  We also reduced our corporate staff in Lamar, Missouri by about 50 people, or about 15%.  In connection with these reductions, we incurred severance costs of approximately $1.5 million, which we recorded as a restructuring charge in the fourth quarter of fiscal 2003.  Substantially all of the severance was paid by June 30,
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

Liquidity and Capital Resources.

         Bankruptcy Filing.  On October 14, 2005, as a result of reduced cash flows from our declining sales and increasing operating losses, we filed for protection under Chapter 11 of the United States Bankruptcy Code in the
Bankruptcy Court for the Northern District of Georgia.  The filing constituted an event of default under all of the agreements relating to our indebtedness.

         We are highly leveraged and had a stockholder's deficit of approximately $157.7 million at June 30, 2005.
We filed for bankruptcy protection primarily because we do not have the liquidity to pay the interest on our indebtedness, including interest expense under our credit agreement and notes.  Our primary sources of liquidity are cash flows from operating activities and borrowings under our DIP credit agreement, which is discussed below.
Decreased demand for our products could further decrease our cash flows from operating activities and the availability of borrowings under our DIP credit agreement.

         Working Capital.  As of June 30, 2005, cash and cash equivalents totaled  $1.2 million.  Net working capital, excluding short-term debt, was $30.8 million at June 30, 2005 compared to $49.7 million at June 30, 2004.
The $18.8 million decrease in net working capital resulted primarily from decreases in cash, inventory and accounts receivable levels, partially offset by an decrease in accounts payable.  Inventory levels declined as we executed our plan to reduce our inventory levels significantly.

         Operating Activities.  Net cash used by operating activities for the fiscal year ended June 30, 2005 was
$4.5 million compared to net cash used of $35,000 for the fiscal year ended June 30, 2004.  Cash flows from operating activities decreased year-over-year for the following reasons:

      o    Our net loss in fiscal 2005 increased by $27.1 million to $46.9 million compared to net loss of
           $19.8 million in fiscal 2004.

      o    Inventories decreased $11.5 million in fiscal 2005 compared to an increase of $2.6 million in fiscal 2004.

      o    We recorded a non-cash impairment charge of $8.0 million against our South Boston, Virginia fixed assets in fiscal 2005.  We did not record an impairment charge in fiscal 2004.

      o    We paid RadioShack $2.0 million in fiscal 2004, decreasing our liability by that amount.  Under the terms of the tax sharing agreement, no payments were due RadioShack in fiscal 2005.

         Investing Activities.  We invested $1.2 million for capital expenditures for fiscal 2005 compared to
$2.5 million for the prior year.  Our ability to make future capital expenditures is severely limited by our available liquidity.  The terms of our DIP credit agreement also limit capital expenditures to $400,000 per calendar quarter, with certain carryforwards.

         Financing Activities.  For fiscal 2005, we had no net cash flows from financing activities other than intercompany transactions.  In fiscal 2004, cash flow used for financing activities was $1.3 million, as we replaced our senior credit facility with $100.0 million principal amount of senior secured notes and repurchased $4.0 million of senior subordinated notes.

         Our consolidated principal amount of indebtedness at June 30, 2005 was $234.1 million, consisting of the following:

    o    a credit agreement providing for asset-based revolving credit of up to $40.0 million, subject to a borrowing base.  At June 30, 2005, we could have borrowed approximately $6.5 million.  No borrowings were outstanding under the credit agreement at June 30, 2005, although letters of credit aggregating approximately $14.4 million were outstanding under the credit agreement.  Outstanding letters of credit reduce the amount available under the credit agreement.  The highest outstanding borrowings under the credit agreement in the first quarter of fiscal 2006 was $4.6 million.  This agreement was refinanced with funds borrowed under our DIP credit agreement.

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

    o    $10.0 million in variable rate industrial revenue bonds.   On March 1, 2006, these bonds were repurchased
         and redeemed; the trustee for the bonds drew on the letter of credit securing the bonds for the available funds.  The draw on the letter of credit increased the loans outstanding under our DIP credit agreement.

The reconciliation of consolidated principal amount of indebtedness to recorded book value as of June 30, 2005, is as follows:

                                                                 Original          Warrants          Recorded
                                             Consolidated     issue discount         net of        book value of
                                             indebtedness    net of accretion      accretion      long-term debt
                                            ---------------  ----------------  ----------------- -----------------
                                                                        (in thousands)
                                                             -----             --                ---

                                                             -----             --                ---
Senior secured notes                         $      100,000      $     (3,576)  $              -   $        96,424
Senior subordinated notes                            96,000            (1,133)   (2,114)                    92,753
Industrial revenue bonds                             10,000                 -                  -            10,000
                                               ------------       -----------    ---------------    --------------
Total                                        $      206,000      $     (4,709)  $(2,114)           $       199,177
                                               ============       ===========    ===============    ==============

         On September 29, 2003, we refinanced our senior credit facility with $100.0 million of new privately placed senior secured notes and an asset-based credit agreement.

         Senior Secured Notes.  The $100.0 million senior secured notes due October 1, 2008 bear interest at
10.63%.  The notes were issued by O'Sullivan Industries at a price of 95%, providing $95.0 million in cash proceeds before about $3.8 million of expenses related to the issuance.  The notes are secured by a first-priority security interest in and lien on substantially all of our assets (and on O'Sullivan Industries' capital stock) other than accounts receivable, inventory, capital stock of O'Sullivan Industries' subsidiaries, deposit accounts, certain books and records and certain licenses, and by a second-priority security interest in and lien on substantially all of our accounts receivable, inventory, deposit accounts, certain books and records and certain licenses.  The notes are guaranteed by
O'Sullivan Holdings, O'Sullivan Virginia and O'Sullivan Furniture Factory Outlet, Inc.  Pursuant to a registration rights agreement, we filed a registration statement with the Securities and Exchange Commission with respect to an offer to exchange the notes for a new issue of identical notes registered under the Securities Act of 1933, as amended, in December 2003.  The registration statement became effective on January 8, 2004, and the exchange offer closed on February 25, 2004.

         Credit Agreement.  The asset-based credit agreement permitted revolving borrowings of up to $40.0 million to the extent of availability under a collateral borrowing base.  This agreement was paid with proceeds borrowed under our DIP credit agreement discussed below.  The credit agreement was secured by a first-priority security interest in and lien on substantially all of our accounts receivable, inventory, deposit accounts, certain books and records and certain licenses, and a second-priority security interest in and lien on substantially all of our assets other than accounts receivable, inventory, capital stock of our subsidiaries, deposit accounts, certain books and records and certain licenses.  In connection with the execution and delivery of the credit agreement, we entered into a lockbox agreement with the agent under the agreement.  Pursuant to the agreement, we granted the agent a security interest in the cash deposited, or received in the future, in the account.  Under the terms of the lockbox agreement, the agent had control over the accounts and amounts deposited therein.

         Effective August 17, 2005, the interest rate on loans under the credit agreement was an index rate plus
3.0%.  We also paid a quarterly fee equal to 0.5% per annum of the unused commitment under the credit agreement.
O'Sullivan Virginia and O'Sullivan Furniture Factory Outlet, Inc. were also parties to the credit agreement.  No loans were outstanding under the credit agreement as of June 30, 2005, although letters of credit aggregating approximately $14.4 million were outstanding under the credit agreement.  The lender terminated its commitment to lend under the credit agreement when we filed for bankruptcy protection.  All obligations under the credit agreement were repaid upon the funding of loans under our DIP credit agreement, and the letters of credit were exchanged by
January 2006.  As of January 2006, there were no remaining obligations under the credit agreement.

         In connection with the repayment of the term loans and the termination of the revolving credit facility under the senior credit facility, we expensed approximately $3.1 million of unamortized loan issuance costs related to the facility in the first quarter of fiscal 2004.

         Debtor-in-Possession Credit Agreement.  On October 21, 2005, we executed a debtor-in-possession credit agreement with a financial lender.  The DIP credit agreement provides for borrowings of up to $35 million, including a revolving facility of up to $30 million and a term facility of $5 million.  Borrowings under the revolving facility are subject to a borrowing base.  The borrowing base under the revolving facility have provided average availability of approximately $31.7 million, subject to normal fluctuations in our business operations.  The agreement has a sublimit of $20 million for letters of credit, of which we were using $2.8 million as of March 22, 2006.  The largest letter of credit was drawn on March 1, 2006 to repurchase and redeem $10 million of industrial revenue bonds that were an obligation of O'Sullivan Virginia; the amount drawn increased our outstanding balance under the revolving facility.  The interest rate on loans under the DIP credit agreement is, at our option, a LIBOR rate plus 4.00% or an index rate plus 2.00%.  After March 31, 2006, the margin will fluctuate based on our average borrowing availability under the DIP credit agreement.  The DIP credit agreement contains minimum EBITDA and gross sales covenants, as well as limits on capital expenditures.  The fee for letters of credit is the LIBOR margin less 25 basis points.  A fee of 0.5% is paid on the unused commitment under the DIP credit agreement. We can borrow under the DIP credit agreement until the earlier of October 20, 2006 or our emergence from bankruptcy, subject to the terms and conditions of the DIP credit agreement.

         The term facility under the DIP credit agreement is based on an agreement between the DIP lender and the holder of a majority of our senior secured notes.  As of March 22, 2006, we had borrowed $2.0 million under the term facility.  The interest rate on the term loan is LIBOR plus 8.5%, and was 13.2% as of March 22, 2006.

         Under the DIP credit agreement and the order of the bankruptcy court authorizing O'Sullivan to borrow thereunder, the lenders under the DIP credit agreement are secured by "superpriority" liens and security interests in substantially all of O'Sullivan's property (with certain limitations).

         In connection with the execution and delivery of the DIP credit agreement, we have agreed to enter into lockbox agreements with the agent and certain banks. Under the terms of the lockbox agreements, the agent has control over the bank accounts and the cash deposited therein.

Liquidity

         We have a stockholder's deficit of approximately $157.7 million as of June 30, 2005, incurred a net loss of
$46.9 million for the year ended  June 30, 2005 and expect to incur a net loss during the year ending June 30, 2006.
Our net sales have declined each of the past five years.  Our sales and operating results during 2005 were impacted by a decline in the RTA furniture market, increased competition from foreign and domestic competitors, a product mix reflecting more promotional merchandise, and higher raw material costs, principally particleboard and fiberboard and an $8.0 million charge against fixed assets.  Cash and liquidity under our DIP credit agreement are limited.  Our independent registered public accounting firm have issued a "going concern" qualification to their report regarding our financial condition, expressing their concern that we may not be able to continue to operate as a going concern.

         By filing for protection under the United States Bankruptcy Code, we are currently in default under the indenture for our senior secured notes and the indenture for our senior subordinated notes.  There can be no assurance that we will be able to successfully restructure.  Under our modified second amended plan of reorganization confirmed by the U.S. Bankruptcy Court, our debt would be substantially reduced.  See "Plan of
Reorganization" above.

Exit Credit Facility

         If our modified second amended plan of reorganization becomes effective, we expect to emerge from bankruptcy with $10 million of secured notes and an exit credit facility for up to $50 million of secured loans, including a revolving line of credit with a $15 million sublimit for letters of credit.  The disclosure statement describes the plan of reorganization in greater detail.

         We have received a commitment from a financial institution for a five-year, asset-based revolving loan agreement providing for borrowings of up to $50.0 million, with a $15 million sublimit for letters of credit.  The commitment contains a number of conditions, including negotiation of a definitive loan agreement and related documents and the effectiveness of our modified second amended plan of reorganization.  Indebtedness under the loan agreement would be secured with first liens on substantially all of our assets.  Under the loan agreement, borrowings would bear interest, at our option, at either a Eurodollar rate plus a margin or the prime rate plus a margin.  The initial margins would be 2.00% per annum for Eurodollar loans and 0.50% per annum for prime rate based loans.  The applicable margin would vary each calendar quarter starting with the quarter beginning October 1,
2006.  The amount of the margin would vary based on the unused availability under the loan agreement.

         We anticipate that we will borrow approximately $36 million upon or shortly after the effectiveness of our plan of reorganization.  The initial borrowings would be used to fund:  (a) payments required in order to consummate our modified second amended plan of reorganization, including payment of all amounts due under our DIP credit agreement, (b) fees and expenses associated with our modified second amended plan of reorganization, including those described above, and (c) costs, expenses and fees in connection with the preparation, negotiation, execution and delivery of the loan agreement and related documents.  After emergence and the initial borrowings, we would be able to borrow under the exit loan agreement for general operating, working capital and other proper corporate purposes.  We expect that our initial availability under the loan agreement would be approximately $10 million.

         The exit loan commitment contains a number of conditions precedent to closing.  While we believe we can meet these conditions and close the agreement, we cannot assure you that this will be the case.

Off-balance Sheet Arrangements.

         At June 30, 2005, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations.

         The following table illustrates our contractual obligations as of June 30, 2005 due in the future:

                                                                           Payments Due by Period
                                                       --------------------------------------------------------------
                                                                               (in thousands)
                                                           Less
                                                          than 12           12-36            36-60           After
       Contractual Obligations            Total           months            months          months         60 months
-------------------------------------  -----------     ------------      ------------     -----------     -----------
Long-term debt1                      $     206,000   $            -    $            -   $     206,000   $           -
Cash Interest1, 2                          100,667           24,223            48,798          27,466               -
Payable to parent-tax sharing
         agreement3                         70,067           31,464            26,770          11,833               -
Unconditional operating leases               3,036            1,493             1,131             412               -
Other obligations4                           5,249            3,995             1,161              43              50
                                       -----------     ------------      ------------     -----------     -----------
Total contractual cash obligations   $     385,019   $       61,175    $       77,860   $     245,754   $          50
                                       ===========     ============      ============     ===========     ===========

------------------------------------

         1The maturity dates and interest payable in the table are based upon the contractual payment amount and the contractual payment date for such commitments.  Long-term debt is shown on our balance sheet as having current maturities because of our financial position at June 30, 2005 that resulted in our filing for bankruptcy protection on October 14, 2005.  This indebtedness was not in default at June 30, 2005 and it had not been accelerated.  Therefore, the timing and amounts shown in the above table do not reflect any effect on our indebtedness that arose from our Chapter 11 proceedings. Due to our Chapter 11 filings, we were not permitted to make principal or interest payments on most of our pre-petition debt or other contractual obligations.  See
"Overview--Plan of Reorganization" for a summary of the treatment of our indebtedness under our modified second amended plan of reorganization.
                                       ===========     ============      ============     ===========     ===========
         2Assumes interest expense on the industrial revenue bonds will be $800,000 per year to October 2008 and that we will have no borrowings under the credit agreement.  The industrial revenue bonds were redeemed on
March 1, 2006.
                                       ===========     ============      ============     ===========     ===========
         3Timing and amounts of payments to RadioShack are contingent on actual taxable income adjusted to exclude the increased interest expense arising from the 1999 recapitalization and merger.  The amounts in the table above represent the maximum amounts that were payable to RadioShack under the tax sharing agreement.
Under our plan of reorganization, the tax sharing agreement was cancelled and no distribution would be made in respect thereof.
                                       ===========     ============      ============     ===========     ===========
         4Represents (a) transaction fees in connection with our bankruptcy, (b) payments due under retirement agreements, (c) payments due under our Key Employee Retention Plan and (d) amounts due under our Deferred
Compensation Plan.  See Item 11.  Executive Compensation--Key Employee Retention Plan and Item 12.
Certain Relationships and Related Transactions--Retirement Agreements.
                                       ===========     ============      ============     ===========     ===========

         The U.S. bankruptcy court has confirmed our modified second amended plan of reorganization under
Chapter 11 of the U.S. Bankruptcy Code.  Under that plan, our obligations under all of the indebtedness shown above would be satisfied and discharged, as would be the amounts payable to RadioShack and amounts due under
the retirement plans and deferred compensation plan.   See "Item 1, History and Overview--Plan of
Reorganization."

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

         We have market risk in interest rate exposure, primarily in the United States.  Interest rate instruments may be used to adjust interest rate exposures when appropriate based on market conditions.  Our interest rate collar expired on March 31, 2003.  At June 30, 2005, $10.0 million of our indebtedness was subject to variable interest rates.  A change in interest rates of one percentage point would change our cash interest by about $100,000 annually.

         Due to the nature of our product lines, we have material sensitivity to some commodities, including particleboard, fiberboard, corrugated cardboard and hardware.  We manage commodity price exposures primarily through the duration and terms of our vendor agreements.  A 1.0% change in our raw material prices would affect our cost of sales by approximately $500,000 annually.

         In fiscal 2004, market prices for particleboard, our largest-cost raw material,  increased about 40% to 50%, depending on thickness and origin.  Market prices for fiberboard increased about 30%., as demand for particleboard has increased and suppliers have reduced capacity.  Prices for both particleboard and fiberboard declined slightly in fiscal 2005, although they have increased in fiscal 2006.  These higher prices reduced our operating margins and operating income for fiscal 2005 and are continuing to do so in fiscal 2006.

         We are endeavoring to reduce the impact of the price increases through our productivity programs and by the eventual inclusion of the higher costs in the pricing of our products.  We have negotiated higher prices for our products with our customers, these price increases were almost fully effective in the fourth quarter of fiscal 2005.  In our productivity programs, we endeavor to remove costs from the production of a product without sacrificing utility or quality of the product.  We cannot assure you that we will be successful in offsetting these or future potential raw material price increases.

         We cannot assure you that raw materials prices will not increase further in the future.

Effect of Recent Changes in Accounting Standards.

         In December 2004, the FASB issued SFAS No. 123(R) ("SFAS 123(R)").  SFAS 123(R) revised
SFAS 123, Accounting for Stock-Based Compensation, and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation.  We will adopt this standard for fiscal 2006 which begins on July 1, 2005.  The adoption of SFAS 123(R) will not have a material effect on our financial statements.

         In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43,
Chapter 4 ("SFAS 151").  The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges.
SFAS 151 also requires that allocation of fixed production overheads to the costs of inventory conversion be based on normal capacity of the production facilities.  We will adopt this accounting standard effective as of July 1, 2005.
However, we have not yet implemented SFAS No. 151, and we do not yet know the impact the adoption will have on our financial statements.

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

         On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, bad debts, inventories, intangible assets, income taxes, restructuring costs, asset impairments, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances.  The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

      o      We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and its estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required.  Obsolete and slow-moving inventory reserves were approximately $6.5 million and $3.7  million at June 30, 2005 and 2004, respectively.

      o      We record our deferred tax assets at the amount that the asset is more likely than not to be realized.  As of June 30, 2005, we have provided a valuation allowance against our total net deferred tax asset.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, due to our significant operating losses, realization of the deferred income tax assets is not assured.  In addition, as a result of our bankruptcy filing on October
             14, 2005, we anticipate that a substantial amount of our tax attributes, including net operating losses, will be impaired based on the amount of debt that is cancelled.  Accordingly, we have recorded a full valuation allowance against the tax assets. If we objectively determine it is more likely than not we would be able to realize our deferred tax assets in the future in excess of our recorded amount, we would reduce our valuation allowance, increasing income in the period such determination was made.

      o      We periodically review our long-lived assets, including property and equipment, for impairment and determine whether an event or change in facts and circumstances indicates their carrying amount may not be recoverable.  We determine recoverability of the assets by comparing the carrying amount of the assets to the net future undiscounted cash flows expected to be generated by those assets.  If the sum of the undiscounted cash flows is less than the carrying value of the assets, an impairment charge is recognized.  Adverse economic conditions could cause us to record impairment charges in the future.  In fiscal 2005, we recorded an impairment charge of $8.0 million against our property and equipment as a result of our review.

      o      We assess goodwill regularly for impairment by applying a fair-value-based test, using the enterprise as the reporting unit.  If the book value of the reporting unit is below the fair value of the reporting unit, there is no impairment loss.  Adverse economic conditions could cause us to record impairment charges in the future.  Based on the impairment analysis we performed in the fourth quarter, we did not record an impairment charge against our goodwill for fiscal 2005.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         The information required by this item is incorporated herein by reference to the section entitled "Market
Risk and Inflation" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations."

Item 8.  Financial Statements and Supplementary Data.

         Immediately following are the report of the independent registered public accounting firm, the consolidated balance sheets of O'Sullivan Industries Holdings, Inc. and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, cash flows and changes in stockholder's equity (deficit) for each of the three years in the period ended June 30, 2005, and the notes thereto.

                             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
O'Sullivan Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholder's deficit present fairly, in all material respects, the financial position of
O'Sullivan Industries, Inc. and its subsidiaries at June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the
Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company
Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, on October 14, 2005 the Company filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court
(the "Court").  The matters discussed above and the recurring sales declines, a loss from operations and reduced cash flows raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP
Kansas City, Missouri
April 7, 2006

                                   O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
                        (a wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                                            CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except for share data)
                                                                                                 June 30,
                                                                                        ---------------------------
                                        Assets                                              2005           2004
                                                                                        ------------   ------------
Current assets:
    Cash and cash equivalents                                                         $        1,213 $        5,250
    Trade receivables, net of allowance for doubtful accounts
        of $2,455 and $2,144, respectively                                                    19,838         22,579
    Inventories, net                                                                          43,608         55,071
   Prepaid expenses and other current assets                                                   2,184          3,229
                                                                                        ------------   ------------
           Total current assets                                                               66,843         86,129

Property, plant and equipment, net                                                            43,155         61,683
Other assets                                                                                   6,432          8,256
Goodwill, net of accumulated amortization                                                     38,088         38,088
                                                                                        ------------   ------------
               Total assets                                                           $      154,518 $      194,156
                                                                                        ============   ============
                        Liabilities and Stockholder's Deficit
Current liabilities:
    Accounts payable                                                                  $       10,319 $        8,199
   Accrued advertising                                                                         9,939          9,422
    Accrued liabilities                                                                       15,746         15,177
    Short-term debt                                                                          199,177              -
    Payable to parent-tax sharing agreement                                                        -          3,658
                                                                                        ------------   ------------
           Total current liabilities                                                         235,181         36,456

Long-term debt, less current portion                                                               -        197,820
Other liabilities                                                                              3,009          3,276
Payable to parent-tax sharing agreement                                                       70,067         66,409
Other payable to parent                                                                        3,981          2,254
                                                                                        ------------   ------------
               Total liabilities                                                             312,238        306,215

Commitments and contingent liabilities (Notes 2, 4, 11, 15 and 16)

Stockholder's deficit:
    Common stock, $1.00 par value; 100 shares authorized, issued and outstanding at
        June 30, 2005 and 2004, respectively                                                       -              -
    Retained deficit                                                                        (160,522)      (113,620)
    Accumulated other comprehensive income                                                     2,802          1,561
           Total stockholder's deficit                                                      (157,720)      (112,059)
                                                                                        ------------   ------------
               Total liabilities and stockholder's deficit                            $      154,518 $      194,156
                                                                                        ============   ============

                                                                                        ============   ============
              The accompanying notes are an integral part of these consolidated financial statements.
                                                                                        ============   ============

                                 O'SULLIVAN INDUSTRIES , INC. AND SUBSIDIARIES
                      (a wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (in thousands)
                                                                              For the year ended June 30,
                                                                        ----------------------------------------
                                                                            2005          2004          2003
                                                                        ------------- ------------  ------------
Net sales                                                              $      249,897$     268,829$      289,152
Cost of sales                                                                 212,338      213,989       214,977
                                                                        ------------- ------------  ------------

Gross profit                                                                   37,559       54,840        74,175

Operating expenses:
    Selling, marketing and administrative                                      48,712       45,939        45,463
    Restructuring charge/asset impairment                                       8,488            -         2,049
    Casualty gain                                                                   -         (490)            -
                                                                        ------------- ------------  ------------
Total operating expenses                                                       57,200       45,449        47,512
                                                                        ------------- ------------  ------------

Operating income (loss)                                                       (19,641)       9,391        26,663
Other income (expense):
    Interest expense                                                          (27,273)     (26,555)      (21,773)
    Interest income                                                                12           41           243
    Other financing costs, net                                                      -       (2,678)         (445)
                                                                        ------------- ------------  ------------

Income (loss) before income tax provision                                     (46,902)     (19,801)        4,688
Income tax provision                                                                -            -             -
                                                                        ------------- ------------  ------------

Net income (loss)                                                      $      (46,902$     (19,801$        4,688
                                                                        ============= ============  ============

            The accompanying notes are an integral part of these consolidated financial statements.

                                   O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
                        (a wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (in thousands)                For the year ended June 30,
                                                                          -----------------------------------------
                                                                              2005          2004           2003
                                                                          ------------  ------------   ------------
Cash flows provided by (used for) in operating activities:
    Net income (loss)                                                   $      (46,902$      (19,801)$        4,688
    Adjustments to reconcile net income (loss) to net cash provided by
        (used for) operating activities:
        Depreciation and amortization                                           11,850        12,754         13,621
        Amortization of debt issuance costs                                      1,521         1,642          1,572
        Amortization of debt discount                                            1,356           654            392
        Settlement of note receivable from employee                                283
        Interest rate collar                                                         -             -         (2,091)
        Bad debt expense (recovery)                                                 87           (20)           735
        Gain on disposal of assets                                                 168            99            154
        Impairment of long-lived assets                                          8,037             -            540
        Debt extinguishment costs, net                                               -         2,678              -
        Accrual of special payment on options to purchase Series A
           junior preferred stock                                                1,576         1,420          1,240
    Changes in assets and liabilities:
        Trade receivables, net                                                   2,654         2,473         11,268
        Inventories                                                             11,463        (2,645)           (29)
        Other assets                                                             1,045          (457)            12
        Payable to RadioShack                                                        -        (2,000)        (9,307)
        Accounts payable and accrued liabilities                                 2,322         3,168         (9,046)
                                                                          ------------  ---------------------------
Net cash flows provided by (used for) operating activities                      (4,540)          (35)        13,749
                                                                          ------------  ---------------------------

Cash flows provided by (used for) investing activities:
    Capital expenditures                                                        (1,224)       (2,459)        (5,081)
    Proceeds from sale of manufacturing facility                                     -             -          6,788
                                                                          ------------  ------------   ------------
Net cash flows provided by (used for) by investing activities                   (1,224)       (2,459)         1,707

Cash flows provided by (used for) financing activities:
    Proceeds from borrowings from revolving credit debt                         15,105         4,000              -
    Repayment of revolving credit debt                                         (15,105)      (92,265)             -
    Proceeds from borrowings                                                         -        95,000              -
    Repayment of borrowings                                                          -        (4,000)       (24,265)
    Debt issuance costs                                                              -        (4,032)             -
    Advances (repayments) on intercompany loans                                  1,727         1,064          1,009
                                                                          ------------  ------------   ------------
Net cash flows provided by (used for) financing activities                       1,727          (233)       (23,256)

Net decrease in cash and cash equivalents                                       (4,037)       (2,727)        (7,800)
Cash and cash equivalents, beginning of year                                     5,250         7,977         15,777
                                                                          ------------  ---------------------------
Cash and cash equivalents, end of year                                  $        1,213$        5,250 $        7,977
                                                                          ============  ===========================
Supplemental cash flow information:
    Interest paid                                                       $       24,411$       20,530 $       21,638
    Income taxes paid                                                                -             -              -
Non-cash investing and financing activities:
    Capital expenditures included in accounts payable                                -            93            215

              The accompanying notes are an integral part of these consolidated financial statements.

                                  O'SULLIVAN INDUSTRIES, INC. AND SUBSIDIARIES
                      (a wholly owned subsidiary of O'Sullivan Industries Holdings, Inc.)
                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
                                                 (in thousands)
                                     dditional                  Accumulated          Total
                                      paid-in                      other          tockholder's
                                      capital     Retained      comprehensive       deficit      Comprehensive
                                    A              deficit     income (loss)     s               income (loss)
                                    -----------  -----------  ----------------   -------------  ----------------

Balance, June 30, 2002            $           -$     (98,507$             (305)$       (98,812)

    Net income                                         4,688                             4,688$            4,688
    Other comprehensive income                                             601             601               601
                                    -----------  -----------  ----------------   -------------  ----------------
Balance, June 30, 2003            $           -$     (93,819$              296 $       (93,523$            5,289
                                                                                                ================

    Net loss                                         (19,801)                          (19,801$          (19,801)
    Other comprehensive income                                           1,265           1,265             1,265
                                    -----------  -----------  ----------------   -------------  ----------------
Balance, June 30, 2004            $           -$    (113,620$            1,561 $      (112,059$          (18,536)
                                    ===========  ===========  ================   =============  ================

    Net loss                      $            $     (46,902$                  $       (46,902$          (46,902)
    Other comprehensive income                                           1,241           1,241             1,241
                                    -----------  -----------  ----------------   -------------  ----------------
                                  $           -$    (160,522$            2,802 $      (157,720$          (45,661)
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
O'Sullivan's RTA furniture includes desks, computer workcenters, cabinets, home entertainment centers, audio equipment racks, bookcases, microwave oven carts and a wide variety of other RTA furniture for use in the home, office and home office.  The products are distributed primarily through office superstores, discount mass merchants, mass merchants, home centers, electronics retailers, furniture stores and internationally.  O'Sullivan Industries is the sole owner of O'Sullivan Industries - Virginia, Inc. ("O'Sullivan Virginia") and O'Sullivan Furniture Factory Outlet,
Inc.

Note 2 - Bankruptcy Filing and Subsequent Events.

Bankruptcy Filing

         Our declining sales and increasing losses resulted in lower cash flows from operations in recent years.  As a result, we filed for protection from our creditors and other claimants under Chapter 11 of the United States
Bankruptcy Code on October 14, 2005 in the United States Bankruptcy Court for the Northern District of Georgia.
The cases for O'Sullivan Holdings and its domestic subsidiaries are being jointly administered under case
no. 05-83049.  Since the filing, we have managed our business as debtors-in-possession.

         We did not pay the $5.3 million interest payment due on July 15, 2005 with respect to our $100 million
10.63% senior secured notes.  In July 2005, we initiated discussions with representatives of our major stakeholders regarding our strategic alternatives, including potentially a consensual restructuring of our capital structure.  We retained Lazard Freres & Co. LLC to serve as our financial advisor and Dechert LLP as our legal advisor to assist with our evaluation of strategic alternatives and restructuring efforts.  In August 2005, we entered into a forbearance agreement with controlling holders of our 10.63% senior secured notes.  Pursuant to the forbearance agreement, the noteholders agreed not to exercise any enforcement rights or remedies available to them under the senior secured notes indenture as a result of our non-payment of interest on the senior secured notes prior to the end of the applicable 30-day grace period provided for in the indenture.  The term of the forbearance agreement, as extended, expired with our filing for protection under Chapter 11 of the Bankruptcy Code.  In August, we also retained FTI
Consulting to provide us with restructuring advice with respect to our reorganization efforts.

         In August 2005, we also executed an amendment and consent with the lender under our credit agreement.
Pursuant to the amendment, the lender agreed to continue to make available funding within terms of the credit agreement and not to enforce any event of default in connection with our failure to pay interest on our senior secured notes within the applicable 30-day grace period.  The amendment also prohibited us from using loans under the credit agreement to pay interest on the senior secured notes and senior subordinated notes.  The highest outstanding balance under the credit agreement during the first quarter of fiscal 2006 was $4.6 million.

         As a result of our bankruptcy filing, we did not pay $6.4 million of interest on our senior subordinated notes on October 15, 2005 and we are operating our business as a debtor-in-possession under court protection from creditors and claimants.

         Under Chapter 11 proceedings, actions by creditors to collect claims in existence at the filing date, or pre-
petition claims, are stayed, and such claims are not permitted to be paid absent specific authorization from the bankruptcy court and all transactions not in the ordinary course of business require prior approval of the bankruptcy court.

         Since the Chapter 11 filing, the bankruptcy court entered several orders to enable O'Sullivan to conduct normal business operations, including orders authorizing us to pay wages, to honor customer programs and warranty claims, to use cash collateral prior to approval of our debtor-in-possession credit agreement and other matters.

         Debtor-in-Possession Credit Agreement.  On October 21, 2005, the U.S. Bankruptcy Court granted us interim authorization to draw on a $35 million debtor-in-possession credit agreement with certain lenders.  We used the new DIP credit agreement to pay off the outstanding $6.6 million balance under our credit agreement and to support ongoing operations.  The U.S. Bankruptcy Court issued a final order approving the DIP credit agreement on
November 9, 2005.

         The DIP credit agreement provides for borrowings of up to $35 million, including a revolving facility of up to $30 million with availability based a borrowing base including our accounts receivable and inventory, and a term facility of up to $5 million.  The borrowing base under the revolving facility has provided average availability of around $31.7 million, subject to normal fluctuations in our business operations.  The revolving facility has a sublimit of $20.0 million for letters of credit, of which we were using $2.8 million as of March 22, 2006.  The largest letter of credit was drawn on March 1, 2006 to repurchase and redeem $10 million of industrial revenue bonds that were an obligation of O'Sullivan Virginia; the amount drawn increased our outstanding balance under the revolving facility.
The interest rate on loans under the DIP credit agreement is, at our option, a LIBOR rate plus 4.00% or an index rate plus 2.00%.  After March 31, 2006, the margin will fluctuate based on our average borrowing availability under the
DIP credit agreement. The DIP credit agreement contains minimum EBITDA and gross sales covenants, as well as limits on capital expenditures.  The fee for letters of credit is the LIBOR margin less 25 basis points.  A fee of 0.5%
is paid on the unused commitment under the DIP credit agreement.  We can borrow under the DIP credit agreement until the earlier of October 20, 2006 or our emergence from bankruptcy, subject to the terms and conditions of the
DIP credit agreement.

         The term facility under the DIP credit agreement is based on an agreement between the DIP lender and the holder of a majority of our senior secured notes.  As of March 22, 2006, we had borrowed $2.0 million under the term facility.  The interest rate on the term loan is LIBOR plus 8.5%, and was 13.2% as of March 22, 2006.

         Under the DIP credit agreement and the order of the bankruptcy court authorizing us to borrow thereunder, the lenders under the DIP credit agreement are secured by "superpriority" liens and security interests in substantially all of our property (with certain limitations).

         In connection with the execution and delivery of the DIP credit agreement, we have entered into lockbox agreements with the agent and certain banks.  Under the terms of the lockbox agreements, the agent has control over the bank accounts and the cash deposited therein.

         Plan of Reorganization.  On October 14, 2005, we filed a plan of reorganization with the U.S. Bankruptcy
Court.  We filed first and second amended  plans on January 3, 2006 and February 10, 2006.  We filed a modified second amended plan on March 16, 2006.  The official committee of unsecured creditors and certain holders of our senior secured notes supported confirmation of our modified second amended plan of reorganization.  The U.S.
Bankruptcy Court approved our amended disclosure statement on February 10, 2006.  We mailed the amended disclosure statement, the amended plan of reorganization, ballots and voting instructions to all parties entitled to vote on the plan on February 17, 2006.  Following a hearing on March 16, 2006, the U.S. Bankruptcy Court confirmed the modified second amended plan of reorganization.

         Under the modified second amended plan of reorganization, various classes of O'Sullivan's debt and equity will receive differing treatment in full satisfaction and discharge of their claims and interests, according to their respective priorities.

o        Obligations under O'Sullivan's DIP credit agreement would be paid in full and letters of credit outstanding under the DIP credit agreement would be secured or replaced.  O'Sullivan Virginia's obligations under a series of industrial revenue bonds due 2008 (and secured by a letter of credit issued pursuant to the DIP credit agreement) were repurchased and redeemed in full on March 1, 2006.  The bonds were paid by a draw on the letter of credit and increased the amount drawn under the DIP credit agreement.  We expect to enter into an exit credit facility to fund these obligations as well as certain costs of our bankruptcy proceedings and to provide working capital.

o        Obligations under the $100 million principal amount of 10.63% senior secured notes due 2008 of
         O'Sullivan Industries will receive an aggregate of $10 million of new secured notes (subordinate to the exit credit facility) and ten million shares of new common stock of O'Sullivan Holdings, representing 100% of the outstanding equity of the reorganized O'Sullivan Holdings, subject to dilution upon the issuance of shares of restricted stock and the exercise of certain warrants and options described below.

o        General unsecured claims against O'Sullivan Industries, O'Sullivan Virginia and O'Sullivan Furniture
         Factory Outlet, Inc. other than the $96 million principal amount 13.375% senior subordinated notes due
         2009 of O'Sullivan Industries, will receive a cash distribution of 9% of their allowed claims.  Certain vendor and utility creditors also had the right to elect to participate in a settlement under which O'Sullivan will pay an additional 2% to 8% of their allowed claim in cash, based on the size of their allowed claim.

o        Holders of O'Sullivan Industries' $96 million principal amount of 13.375% senior subordinated notes will receive

         o        Series A warrants to purchase an aggregate of 526,316 shares of reorganized O'Sullivan Holdings common stock at a price of $7.06, which warrants will expire on the fourth anniversary of the effective date of the plan of reorganization; and

         o        Series B warrants to purchase an aggregate of 554,017 shares of reorganized O'Sullivan Holdings common stock at a price of $9.81, which warrants will expire on the fifth anniversary of the effective date of the plan of reorganization.

o        Holders of O'Sullivan Holdings equity, indebtedness and other obligations, including the O'Sullivan
         Holdings 12% note due 2009 with a principal amount of $29.8 million (as of October 15, 2005), the tax sharing agreement with RadioShack and options and warrants to purchase O'Sullivan Holdings Class A common stock, Series A junior preferred stock or Series B junior preferred stock, will receive no distribution under the plan of reorganization.

The disclosure statement describes the plan of reorganization in greater detail.

         Costs of Bankruptcy.  In connection with our reorganization, we engaged Dechert LLP as our bankruptcy counsel, Lazard Freres & Co. LLC as our financial adviser, FTI Consulting as our restructuring advisers and The
Garden City Group, Inc. to handle communications with stakeholders and to tally votes.  We are responsible for paying the fees and expenses of each of these service providers.  Pursuant to the forbearance agreement executed with certain holders of our senior secured notes and an adequate protection order entered by the U.S. Bankruptcy
Court in connection with its approval of the DIP credit agreement, we agreed to pay the fees and expense of the legal and financial advisers to the group of senior secured noteholders.  In connection therewith, we entered into an agreement with Rothschild and the senior secured noteholders group, pursuant to which Rothschild is acting as financial adviser for the group of Senior Secured Noteholders, and we are paying Rothschild's fees and expenses.
Pursuant to the plan of reorganization, we assumed the obligations under this agreement.  We are also paying the fees and expenses of the noteholders' counsel.

         Pursuant to bankruptcy law, we are also responsible for paying the fees and expenses of other parties to the reorganization process, including the fees and expenses of counsel and financial advisers to the unsecured creditors committee.

         The agreements with Lazard and Rothschild provide for additional fees if we are successful in our reorganization efforts.  If our modified second amended plan of reorganization becomes effective, we will pay
Lazard a  $1.8 million transaction fee and a $375,000 financing fee.  The transaction fee for Rothschild is $750,000.
The transaction fee for the financial adviser to the unsecured creditors committee is $450,000.  These fees are in addition to regular fees we have been accruing with respect to these advisers.

         Our current estimate is that we will pay a total of approximately $16 million of fees and expenses to third parties in connection with our efforts to reorganize.

         Exit Capital Structure. We expect to emerge from bankruptcy with $10 million of secured notes and an exit revolving loan agreement for up to $50 million of secured loans, including a revolving line of credit with a $15 million sublimit for letters of credit.

         We have received a commitment from a financial institution for a five-year, asset-based revolving loan agreement providing for borrowings of up to $50.0 million, with a $15 million sublimit for letters of credit.  The commitment contains a number of conditions, including negotiation of a definitive loan agreement and related documents and the effectiveness of our modified second amended plan of reorganization.  Indebtedness under the loan agreement would be secured with first liens on substantially all of our assets.  Under the loan agreement, borrowings would bear interest, at our option, at either a Eurodollar rate plus a margin or the prime rate plus a margin.  The initial margins would be 2.00% per annum for Eurodollar loans and 0.50% per annum for prime rate based loans.  The applicable margin would vary each calendar quarter starting with the quarter beginning October 1,
2006.  The amount of the margin would vary based on the unused availability under the loan agreement.

         We anticipate that we would borrow approximately $36 million under the exit loan agreement  upon or shortly after the effectiveness of our plan of reorganization.  The initial borrowings would be used to fund:  (a)
payments required in order to consummate our modified second amended plan of reorganization, including payment of all amounts due under our DIP credit agreement, (b) fees and expenses associated with our modified second amended plan of reorganization, including those described above, and (c) costs, expenses and fees in connection with the preparation, negotiation, execution and delivery of the loan agreement and related documents.  After emergence and the initial borrowings, we would be able to borrow under the exit loan agreement for general operating, working capital and other proper corporate purposes.  We expect that our initial availability under the loan agreement would be approximately $10 million after the initial borrowings.

         The exit loan commitment contains a number of conditions precedent to closing.  While we believe we can meet these conditions and close the agreement, we cannot assure you that this will be the case.

         We continue to serve our customers and to pay our employees and post-petition vendors in the ordinary course.  Our facilities continue to operate and to fill customer orders.

Note 3 - Summary of Significant Accounting Policies.

         Basis of Presentation:  The consolidated financial statements include the accounts of O'Sullivan and its wholly owned subsidiaries.  All significant intercompany transactions, balances and profits have been eliminated.
The financial statements are prepared on an ongoing basis even though O'Sullivan is restructuring in bankruptcy.
See Note 2.

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

         Business and Credit Risk Concentrations:  The largest five customer accounts receivable balances accounted for approximately 77% and 65% of the trade receivable balance at June 30, 2005 and 2004, respectively.
Credit is extended to customers based on evaluation of the customer's financial condition, generally without requiring collateral.  Exposure to losses on receivables is dependent on each customer's financial condition.
Therefore, O'Sullivan would be exposed to a large loss if one of its major customers were not able to fulfill its financial obligations.  From time to time, O'Sullivan maintains certain limited credit insurance on foreign receivables which may help reduce, but not eliminate, exposure to potential credit losses.  In addition, O'Sullivan monitors its exposure for credit losses and maintains allowances for anticipated losses.  O'Sullivan determines its allowance by performing a monthly aging analysis of customer receivables.  All past due amounts greater than 60 days and over a specified dollar amount are reviewed individually for collectibility.  Account balances are charged off against the allowance when O'Sullivan determines the receivable will not be recovered.

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

         Shipping and Handling:  O'Sullivan reports amounts billed to customers as revenue, the cost of warehousing operations in cost of sales and freight out costs as part of selling, marketing and administrative expenses.  Freight out costs included in selling, marketing and administrative expenses in fiscal 2005, 2004 and 2003 were approximately $8.7 million, $7.4 million and $6.3 million, respectively.

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

         In fiscal 2005, O'Sullivan recognized an impairment to its assets in South Boston, Virginia and recorded an impairment charge of $8.0 million pursuant to SFAS 144, Accounting for the Impairment or Disposal of Long-Lived
Assets ("SFAS 144").  The impairment charge was reflected as an operating expense and recorded against accumulated depreciation.  See Note 5.

         Intangible Assets:   Included in non-current other assets is a non-competition agreement with a former
O'Sullivan executive.  This intangible asset is being amortized on a straight-line basis over the life of the agreement.
At June 30, 2005 and 2004, the cost of this intangible asset was approximately $1.9 million, and accumulated amortization at June 30, 2005 and 2004 was approximately $1.6  million and approximately $1.3 million,

respectively.  The U.S. Bankruptcy Court entered an order in November 2005 rejecting the executive's agreement effective October 14, 2005.

         Goodwill:  O'Sullivan assesses goodwill annually for impairment by applying a fair-value-based test, using the enterprise as the reporting unit.  If the book value of the reporting unit is below the fair value of the reporting unit, there is no impairment loss.  The fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties.  Accumulated amortization at June 30, 2005 and 2004 approximated $29.8 million.

         Fair Value of Financial Instruments:  The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate.  Unless otherwise disclosed, the fair value of financial instruments in which O'Sullivan invests approximates their recorded values due primarily to the short-term nature of their maturities.  See Note 10 for estimated fair values of O'Sullivan indebtedness.

         Advertising Costs:  Advertising costs are expensed as incurred.  Advertising expense is included in selling, marketing and administrative expense and amounted to $6.5 million, $7.2 million and $7.5 million in fiscal 2005,
2004 and 2003, respectively.  Customer promotional payments are classified as a reduction of revenue.

         Income Taxes:  Deferred taxes are provided using the asset and liability method.  Under this method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  O'Sullivan provides a valuation allowance for deferred tax assets when it cannot be established that it is more likely than not that all of the deferred tax assets would be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

         Accounting for Stock-Based Compensation:  O'Sullivan accounts for stock based compensation pursuant to the intrinsic value based method of accounting as prescribed by APB Opinion No. 25, Accounting for Stock Issued to
Employees.  O'Sullivan has made pro forma disclosures of net income as if the fair value based method of accounting defined in SFAS 123, Accounting for Stock-Based Compensation, had been applied.  See also Note 14.  Effective
July 1, 2005, O'Sullivan will adopt SFAS 123(R), Share-Based Payments.  The adoption of SFAS 123(R) will not have a material effect on O'Sullivan's results of operation or financial position.

         No stock-based compensation cost is included in net income (loss), as all historical options granted had an exercise price equal to the market value of the stock on the date of the grant.  The following tables present the effect on net income (loss) had compensation cost for the company's stock plans been determined consistent with
SFAS 123.

                                                                                  For the year ended June 30,
                                                                            ---------------------------------------
                                                                               2005          2004           2003
                                                                            ----------    -------------  ----------
                                                                                        (in thousands)
                                                                                          -------------  ----------
Net income (loss), as reported                                            $    (46,904) $    (19,801)  $      4,688
Less: total stock-based compensation expense determined under fair
     value method for all stock options, net of related income tax benefit         (7)            (2)            (7)
                                                                            ----------    ----------     ----------

Pro forma net income (loss)                                               $   (46,911)  $    (19,803)  $      4,681
                                                                            ==========    ==========     ==========

         The fair value of each option on the date of the grant is estimated using the Black-Scholes option-pricing model based upon the following weighted average assumptions:

                                                                  2005              2004             2003
                                                             ---------------  ----------------  ---------------

                                                                              ----------------  ---------------
Risk-free interest rate                                                    4.41%None granted       None granted
Dividend yield                                                     nil
Volatility factor                                                 100%
Weighted average expected life (years)                                     5

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period.

         Comprehensive Income:  Other comprehensive income consists of foreign currency translation adjustments from O'Sullivan's operations in Canada, the United Kingdom, and Australia.  The tax benefit (expense) related to other comprehensive income (loss) approximated $0 for each of the years ended June 30, 2005, 2004 and 2003, respectively.

         New Accounting Standards:  See the discussion above regarding O'Sullivan's adoption of SFAS No.
123(R), Accounting for Stock-Based Compensation.

         In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43,
Chapter 4 ("SFAS 151").  The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges.
SFAS 151 also requires that allocation of fixed production overheads to the costs of inventory conversion be based on normal capacity of the production facilities.  O'Sullivan will adopt this accounting standard effective as of July 1,
2005.  However, O'Sullivan has not yet implemented SFAS No. 151, and it does not yet know the impact the adoption will have on its financial statements.

Note 4 - Accounting for Tax Sharing Agreement with RadioShack.

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

         The increased tax basis of O'Sullivan's assets results in increased tax deductions and, accordingly, reduced its taxable income or increased its net operating loss.  Under the tax sharing agreement, O'Sullivan Holdings is contractually obligated to pay RadioShack nearly all of the federal tax benefit expected to be realized with respect to such additional basis.  The payments under the agreement represent additional consideration for the stock of
O'Sullivan Industries and further increase the tax basis of its assets from the 1994 initial public offering when payments are made to RadioShack.  Accordingly, O'Sullivan recorded the deferred tax asset created by the step-up in tax basis and the additional tax basis from the probable future payments by O'Sullivan Holdings to RadioShack.  The deferred tax asset had a balance of $62.0 million and $69.4 million at June 30, 2005 and 2004, respectively.  During the tax year ended June 30, 2002, O'Sullivan recorded a full valuation allowance of $97.4 million against its net deferred tax assets because it was unable to determine, based on objective evidence, that it was more likely than not that O'Sullivan would be able to utilize its net operating losses prior to their expiration.  See Note 11.

         Additionally, O'Sullivan recorded a payable to parent equal to O'Sullivan Holdings' remaining maximum obligation to RadioShack pursuant to the tax sharing agreement.  The remaining maximum obligation to RadioShack was $70.1 million at June 30, 2005 and 2004.  O'Sullivan Holdings' future payments to RadioShack are contingent upon achieving consolidated taxable income calculated on the basis of the tax sharing agreement.

         Under the modified second amended plan of reorganization, O'Sullivan Holdings obligations to RadioShack under the tax sharing agreement would be extinguished, and no distribution would be made to RadioShack.

Note 5 - Restructuring Charges/Asset Impairment.

         In February 2005, O'Sullivan decided to close its Australian operations.  The decision was made based on an assessment of the business and the determination that sales in the region were not sufficient to support the infrastructure required.  In the closure of the sales office, warehouse and two retail stores of this operation, the employment of approximately 17 employees has been severed.  The winding down of the operations is expected to be completed by the end of fiscal 2006.

          As a result of the closing of the Australian operations, O'Sullivan expects to incur expenses between
$1.6 million and $1.8 million.  Of this amount, between $451,000 and $550,000 will represent cash charges related to severance, termination of leases and other agreements and costs to administer the winding down of these operations.  In the fiscal year ended June 30, 2005, O'Sullivan recorded $1.6 million of expenses, of which $451,000 was a cash charge reflected in restructuring charge on O'Sullivan's consolidated statement of income.  The remainder was a non-cash charge of $1.2 million in fiscal 2005 as a reserve against inventories in Australia and is included in cost of sales.  At June 30, 2005, O'Sullivan had paid the employee termination benefits and administrative and other costs appearing in the restructuring charge.

         The components of the exit costs for the fiscal year ended June 30, 2005 were as follows:

                                                            Paid or       Remaining
                                           Charges         incurred       eserve at
                                           through          through       June 30,
                                          June 30,         June 30,         2005
              Exit Costs                    2005             2005        r
---------------------------------------  -----------      -----------    -----------
                                                      (in thousands)
                                         -----------      -----------    -----------
Inventory reserves                     $       1,182    $    1,182     $      -
Employee termination benefits                     97          97              -
Lease termination expenses                       121          121             -
Administrative and other costs                   233          233             -
                                         -----------      -----------    -----------
Total                                  $       1,633         1,633     $      -
                                         ===========      ===========    ===========

         In the fourth quarter of fiscal 2003, O'Sullivan determined to reduce its operations at its South Boston,
Virginia facility to one shift.  As a result, O'Sullivan reduced its workforce by about 200 people in Virginia.
O'Sullivan also reduced its corporate staff in Lamar, Missouri by about 50 people, or about 15%.  In connection with these reductions, O'Sullivan incurred severance costs of approximately $1.5 million, which it recorded as a restructuring charge in the fourth quarter of fiscal 2003.  Substantially all of the severance was paid by June 30,
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

         Asset Impairment Charge.  In fiscal 2005, O'Sullivan recognized an impairment to its assets in South
Boston, Virginia and recorded an impairment charge of $8.0 million pursuant to SFAS 144.  The impairment charge was reflected as an operating expense and increased accumulated depreciation.

         O'Sullivan did not experience an operating loss and negative operating cash flow until the third quarter of fiscal 2005.  As O'Sullivan incurred an operating loss and negative operating cash flow in the fourth quarter of fiscal
2005 as well, O'Sullivan's two straight quarters indicated a history of continued losses under SFAS 144.  These continued losses and a forecasted loss for fiscal 2006 caused O'Sullivan to recognize the impairment charge during the fourth quarter.

         The impairment charge was recorded against the land, buildings and equipment located at O'Sullivan
Virginia's South Boston, Virginia facility.  The charge was recorded as O'Sullivan conducted its normal annual review of its assets, capacity utilization and the continued expected cash flow from those assets.  Because of
O'Sullivan's continuing sales and profitability declines and the further product placement losses noted above, management determined in connection with the preparation of O'Sullivan's financial statements as of June 30, 2005 and for the fiscal year then ended that the undiscounted cash flows from the assets did not exceed the carrying value of the assets.  The charge adjusted the net book value of the assets to fair market value, which was based on appraisals.  The impairment charge will not result in future cash expenditures by O'Sullivan.

Note 6 - Derivative Financial Instruments.

         As required under its previous senior credit facility (refinanced on September 29, 2003 - See Note 10),
O'Sullivan hedged one-half of its term loans with an initial notional amount of $67.5 million with a three-year, costless interest rate collar.  The collar, which expired in March 2003, was based on three-month LIBOR with a floor of 6.43% and a ceiling of 8.75%.  O'Sullivan recorded reduced interest expense of $2.1 million for fiscal 2003.  This amounts represented the change in fair value of the interest rate collar.

Note 7 - Inventory.

Inventory consists of the following:

                                              June 30,
                                      ------------------------
                                         2005         2004
                                      -----------  -----------
                                           (in thousands)
                                                   -----------
Finished goods                      $      25,708$      36,645
Work in process                             4,011        4,817
Raw materials                               9,622       10,503
Maintenance and supplies                    4,267        3,106
                                      -----------  -----------
                                    $      43,608$      55,071
                                      ===========  ===========

         Inventory reserves at June 30, 2005 and 2004 were $7.0 million and $5.5 million, respectively.

Note 8 - Property, Plant and Equipment.

Property, plant and equipment consists of the following:

                                              June 30,
                                      ------------------------
                                         2005         2004
                                      -----------  -----------
                                           (in thousands)
                                                   -----------
Land                                $         723$         723
Buildings and improvements                 34,652       34,689
Machinery and equipment                   137,313      136,983
Construction in progress                      339          310
                                      -----------  -----------
                                          173,027      172,705
Less: accumulated depreciation           (129,872)    (111,022)
                                      -----------  -----------
                                     $     43,155$      61,683
                                      ===========  ===========

         Depreciation expense was $11.5 million, $12.4 million and $13.3 million for fiscal 2005, 2004 and 2003, respectively, of which $10.5 million, $10.6 million and $11.4 million, respectively, was included in cost of sales.
Accumulated depreciation at June 30, 2005 also includes the $8.0 million asset impairment charge taken pursuant to
SFAS 144 with respect to O'Sullivan Virginia's long-lived assets.  See Note 5.

Note 9 - Accrued Liabilities.

Accrued liabilities consists of the following:

                                            June 30,
                                      --------------------
                                        2005       2004
                                      ---------  ---------
                                         (in thousands)
                                                 ---------
Accrued employee compensation       $     5,256$     6,515
Accrued interest                          7,677      7,684
Other current liabilities                 2,813        978
                                      ---------  ---------
                                    $    15,746$    15,177
                                      =========  =========

Note 10 - Debt and Other Borrowing Arrangements.

         Debt consists of the following:

                                                        June 30,
                                                ------------------------
                                                       2005     2004
                                                -----------  -----------
                                                     (in thousands)
                                                             -----------
Industrial revenue bonds                      $      10,000$      10,000
Senior secured notes                                 96,424       95,574
Senior subordinated notes                            92,753       92,246
                                                -----------  -----------
Total debt                                          199,177      197,820
Less current portion                               (199,177)           -
                                                -----------  -----------
Total long-term debt                          $           -$     197,820
                                                ===========  ===========

         Because of O'Sullivan's filing for bankruptcy on October 14, 2005, all indebtedness has been classified as current as of June 30, 2005.

         Senior Credit Facility.  Until September 29, 2003, O'Sullivan was the obligor under a senior credit facility totaling $175.0 million.  O'Sullivan entered into an agreement for the senior credit facility on November 30, 1999.

         Refinancing.  On September 29, 2003, O'Sullivan issued $100.0 million of privately placed, 10.63% senior secured notes maturing on October 1, 2008.  The notes were issued at a price of 95% providing $95.0 million in cash proceeds before approximately $3.8 million of expenses related to the issuance.  The proceeds were used to repay the term loans under O'Sullivan's senior credit facility.  The notes are secured by a first-priority security interest in and lien on substantially all of O'Sullivan's assets (and on O'Sullivan's capital stock) other than accounts receivable, inventory, capital stock of O'Sullivan's subsidiaries, deposit accounts, certain books and records and certain licenses, and by a second-priority security interest in and lien on substantially all of O'Sullivan's accounts receivable, inventory, deposit accounts, certain books and records and certain licenses.  The notes are guaranteed by O'Sullivan
Holdings, O'Sullivan Virginia and O'Sullivan Furniture Factory Outlet, Inc.  Pursuant to a registration rights agreement, O'Sullivan filed a registration statement with the Securities and Exchange Commission with respect to an offer to exchange the notes for a new issue of identical notes registered under the Securities Act of 1933, as amended, in December 2003.  The registration statement became effective on January 8, 2004, and the exchange offer closed on February 25, 2004.  Interest is payable on these notes semi-annually in January and July.  O'Sullivan did not pay the interest on the senior secured notes due on July 15, 2005.  This failure to pay interest due and
O'Sullivan's filing for bankruptcy, constitute events of default under the indenture pursuant to which the senior secured notes were issued.  See  Note 2.

         On September 29, 2003, O'Sullivan, O'Sullivan Virginia and O'Sullivan Furniture Factory Outlet, Inc. also entered into a new asset-based credit agreement which permitted revolving borrowings of up to $40.0 million to the extent of availability under a collateral borrowing base.  The credit agreement had a $25.0 million sub-limit for letters of credit, of which O'Sullivan was utilizing $14.4 million and $14.0 million at June 30, 2005 and June 30,
2004, respectively.  The credit agreement is secured by a first-priority security interest in and lien on substantially all of its accounts receivable, inventory, deposit accounts, certain books and records and certain licenses, and a second-
priority security interest in and lien on substantially all of O'Sullivan's assets other than accounts receivable, inventory, capital stock of O'Sullivan and its subsidiaries, deposit accounts, certain books and records and certain licenses.  O'Sullivan Holdings guaranteed the obligations under the credit agreement.  A fee equal to 0.5% per annum was paid on the unused commitment under the credit agreement.  No loans were outstanding under the credit agreement as of June 30, 2005 and June 30, 2004.

         In connection with the execution and delivery of the credit agreement, O'Sullivan entered into a lockbox agreement with the agent under the agreement.  Pursuant to the agreement, O'Sullivan granted the agent a security interest in the cash deposited, or received in the future, in the account.  Under the terms of the lockbox agreement, the agent controlled the accounts and amounts deposited therein.  Because of the nature of the lockbox arrangement and other provisions of the credit agreement, accounting principles required any borrowings under the credit agreement to be classified as short term even though the term of the credit agreement did not expire until September
2008.

         In connection with the repayment of the term loans and the termination of the revolving credit facility under the senior credit facility, O'Sullivan expensed approximately $2.3 million of unamortized issuance costs related to the facility in the first quarter of fiscal 2004.

         O'Sullivan's failure to pay the interest due on the senior secured notes within the grace period constituted an event of default under the credit agreement.  O'Sullivan executed an amendment with the lender under its credit agreement as of August 17, 2005.  Pursuant to the amendment, the lender agreed to continue to make available funding within terms of the borrowing base and other conditions and not to enforce any event of default in connection with O'Sullivan's failure to pay interest on the 10.63% senior secured notes due 2008 within the applicable grace period, consistent with the terms and conditions of the amendment.  The amendment also prohibited interest payments on the senior subordinated notes.  However, the lender terminated its commitment to lend under the credit agreement when O'Sullivan filed for bankruptcy protection.

         O'Sullivan has repaid all amounts borrowed under the credit agreement, and has secured to release of all letters of credit issued under the credit agreement with proceeds from or letters of credit issued under, its DIP credit agreement discussed in Note 2 above.

         Industrial Revenue Bonds.  O'Sullivan Virginia is obligor on $10.0 million of variable rate industrial revenue bonds ("IRB's") that mature on October 1, 2008.  Interest on the IRB's is paid monthly.  The loan is secured by a $10.2 million letter of credit under the credit agreement.  At June 30, 2005 the interest rate on these bonds was about 2.45%.  A letter of credit provides liquidity and credit support for the IRB's; the cost of the letter of credit was an additional 3.5% at June 30, 2005.  The failure by O'Sullivan to pay interest on its senior secured notes constituted an event of default under the indenture governing the bonds if the lender under O'Sullivan's credit agreement notifies the trustee that an event of default has occurred under the credit agreement.

         In January 2006, the issuer of the letter of credit securing the IRB's gave the Trustee notice that it would not renew the letter of credit beyond its expiration date in March 2006.  Accordingly, the Trustee issued notice calling for the mandatory repurchase and redemption of the IRB's on March 1, 2006.  Principal and interest on the IRB's were paid by a draw on the letter of credit and resulted in an increase in O'Sullivan's borrowings under the DIP credit agreement.

         Senior Subordinated Notes.  The senior subordinated notes issued by O'Sullivan Industries totaling $100.0 million bear interest at the rate of 13.375% per annum and are due in 2009.  The notes were sold at 98.046% of their face value.  Interest is payable semiannually on April 15 and October 15.  In connection with these notes, O'Sullivan
Holdings issued warrants to purchase 93,273 shares of O'Sullivan Holdings Class A common stock at an exercise price of $0.01 per share and 39,273 shares of O'Sullivan Holdings Series B junior preferred stock at an exercise price of $0.01 per share.  The warrants were immediately exercisable and were recorded at their fair value of
$3.5 million.  The notes were recorded net of discount, which consists of $2.0 million of original issue discount and

$3.5 million of the original proceeds allocated to the estimated fair value of the warrants and which has been classified as paid-in capital in the consolidated balance sheets.  O'Sullivan's filing for bankruptcy protection in
October 2005, and the consequential failure to pay the interest due October 15, 2005 on the senior subordinated notes constituted an event of default under the indenture governing the senior subordinated notes.

         During fiscal 2004, O'Sullivan repurchased $4.0 million of these notes.  O'Sullivan realized a gain from this transaction of $616,000 which is net of original issue discount and other capitalized loan fees that were expensed.
This gain is presented in other financing costs, net, on the 2004 statement of operations.

         Under O'Sullivan's modified second amended plan of reorganization, the senior subordinated notes would be cancelled, and holders of the notes would receive Class A warrants and Class B warrants to purchase shares of
O'Sullivan Holdings common stock.

         The credit agreement, senior secured notes and senior subordinated notes contain covenants that restrict
O'Sullivan's ability, among others, to incur additional indebtedness; create certain liens and security interests; make certain investments; create certain or be liable with respect to certain contingent obligations; pay dividends and make certain distributions; modify the certificate of incorporation or by-laws of O'Sullivan or its subsidiaries; issue common and preferred stock of subsidiaries; repurchase stock; enter into transactions with affiliates; enter into sale and leaseback transactions; merge or consolidate; enter into certain new types of business; and transfer and sell assets other than in the ordinary course of business.  Other covenants require O'Sullivan to comply with applicable laws, including applicable environmental laws and permit requirements, and contractual obligations; maintain insurance; maintain its existence; maintain its properties; and provide certain financial and other information to the note holder, trustee or agent, as applicable.  In connection with the hiring of a new management team for O'Sullivan in fiscal 2004 and the issuance of equity securities to them, O'Sullivan obtained an amendment to the credit agreement changing the minimum percentage of O'Sullivan Holdings' equity required to be held by Bruckmann,
Rosser, Sherrill & Co. II, L.P. ("BRS") and consenting to the amendment of O'Sullivan Holdings' certificate of incorporation to create a new series of preferred stock and to increase the amount of shares it is authorized to issue.

         At June 30, 2005, the estimated fair value of the senior secured notes and the senior subordinated notes was approximately 82% and  37% of their principal amount, respectively.  The estimated fair value of the industrial revenue bonds approximated 100% of their principal amount.

Note 11 - Income Taxes.

         The income tax provision consists of the following:

                                                                                For the year ended June 30,
                                                                             ----------------------------------
                                                                                2005        2004        2003
                                                                             ----------  ----------  ----------
Current:                                                                               (in thousands)
                                                                                         ----------  ----------
    Federal                                                                 $         - $         - $         -
    State                                                                             -           -           -
                                                                             ----------  ----------  ----------
                                                                                      -           -           -
Deferred                                                                              -           -           -
                                                                             ----------  ----------  ----------
                                                                            $         - $         - $         -
                                                                             ==========  ==========  ==========

The following table reconciles O'Sullivan's federal corporate statutory rate and its effective income tax rate:

                                                                                  For the year ended June 30,
                                                                             --------------------------------------
                                                                                2005         2004          2003
                                                                             -----------  ----------    -----------
Statutory rate                                                                        35.0%       35.0%          35.0%
State income taxes, net of federal benefit                                             -           -              -
Valuation allowance                                                                  (35.0)%     (35.0)%        (35.0)%
Other, net                                                                             -           -              -
                                                                             -----------  ----------    -----------
Effective tax rate                                                                     0.0%        0.0%           0.0%
                                                                             ===========  ==========    ===========

The effective tax rates differ from the statutory federal income tax rate of 35% because of the valuation allowance that was recorded.

Deferred tax assets and liabilities consist of the following:

                                                                                                 June 30,
                                                                                        ---------------------------
                                                                                           2005            2004
                                                                                        -----------     -----------
                                                                                              (in thousands)
                                                                                                        -----------
Deferred tax assets:
Allowance for doubtful accounts                                                     $           962 $           793
Insurance liabilities                                                                           484             410
Accrued compensation                                                                          2,912           4,489
Inventories                                                                                   2,638           1,170
Other                                                                                           270             101
Section 338 deductions for future periods and unpaid liability to RadioShack                 61,985          69,392
Net operating loss carryforwards                                                             67,685          45,097
                                                                                        -----------     -----------
Subtotal                                                                                    136,936         121,452
Valuation allowance                                                                        (124,304)       (107,120)
                                                                                        -----------     -----------
Total deferred tax assets                                                                    12,632          14,332
                                                                                        -----------     -----------

Deferred tax liabilities:
Depreciation and amortization                                                               (12,632)        (14,332)
                                                                                        -----------     -----------
      Net deferred tax asset                                                        $             - $             -
                                                                                        ===========     ===========

         In assessing whether O'Sullivan's deferred tax assets are realizable, O'Sullivan considers whether it is more likely than not that it will realize some or all of the deferred tax assets.  The realization of O'Sullivan's deferred tax assets, which relates primarily to net operating loss carryforwards and Section 338 deductions, depends on
O'Sullivan's ability to generate sufficient taxable income in future periods.  O'Sullivan has recorded a full valuation allowance against its deferred tax assets because it is unable to determine, based on objective evidence, that it is more likely than not that O'Sullivan would be able to utilize its net operating losses and other temporary differences prior to their expiration.  If at a future date O'Sullivan determines that some or all of its deferred tax assets will more likely than not be realized, O'Sullivan will reverse the appropriate portion of the valuation allowance and credit income tax expense.  The changes in the valuation allowance are as follows:

                                                    Fiscal years ended June 30,
                                          ------------------------------------------------
                                                     2005             2004            2003
                                             ------------    -------------    ------------

Beginning balance                         $       107,120  $        93,642 $        94,327

Additions to valuation allowance                   17,184           13,478            (685)
                                             ------------    -------------    ------------
Ending balance                            $       124,304  $       107,120 $        93,642
                                             ============    =============    ============

         As of June 30, 2005, O'Sullivan was in the process of preparing and filing various federal, state, and international income tax returns, including certain delinquent income tax returns.  Accordingly, O'Sullivan has recorded a liability for any current and potential taxes, interest, and penalties associated with these filings.

         O'Sullivan's income tax returns are included in the consolidated income tax returns of O'Sullivan Holdings.
As of June 30, 2005 and 2004, O'Sullivan estimates the it had federal net operating loss carryforwards, on a separate company basis, of $182.9 million and $121.9 million, respectively.  These net operating losses expire between fiscal
2020 and fiscal 2025.

         Because of the current tax benefits associated with the Section 338 election and because of the valuation allowances recorded, O'Sullivan recorded no tax expense in the three years ended June 30, 2005.  See Note 4 for a discussion of O'Sullivan's accounting with respect to the tax sharing agreement between RadioShack Corporation and
O'Sullivan Holdings.  On October 14, 2005, O'Sullivan filed for protection under Chapter 11 of the U.S. Bankruptcy

Code.  Upon emergence from bankruptcy, a substantial amount of O'Sullivan's tax attributes, including its net operating losses, will be impaired based on the amount of debt that is cancelled.  In addition, O'Sullivan anticipates that it will experience a change in ownership, as defined by Section 382 of the Internal Revenue Code, and any remaining net operating losses and net unrealized built-in losses will be subject to annual limitations as to the amount of losses that can be utilized by O'Sullivan in the future.

Note 12 - Stock Options.

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
otherwise, the options will vest in seven years from their date of grant or one day prior to their expiration.  On
June 19, 2000, the compensation committee of O'Sullivan Holdings granted options to purchase 75,800 shares of common stock at an exercise price of $1.90 per share, which was the estimated fair value of the underlying common stock at the date of grant.  The expiration date of these options is November 30, 2009.  Twenty percent of these options were exercisable at June 30, 2005.

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

         Effective November 18, 2004, the Board of Directors of O'Sullivan Holdings approved a new 2004 Class A
Common Stock Option Plan providing for the issuance of options to purchase up to 93,182 shares of Class A common stock, par value $0.01 per share.  Under the plan, options may be granted to executives and other key employees of O'Sullivan and its subsidiaries.  The plan is administered by the Compensation Committee of
O'Sullivan Holdings' Board of Directors, which sets the terms for each option agreement.  Option terms may extend no longer than ten years, and exercise prices must be at least fair market value on the date of grant of the stock option.  Vesting terms are subject to the attainment of certain performance targets, the passage of time or otherwise;
provided, however, that all shares will vest upon a sale, merger or change in control of O'Sullivan Holdings.  The
Compensation Committee of O'Sullivan Holdings will designate options as incentive stock options or non-qualified stock options at the time of grant.  An option holder may pay the exercise price for options exercised in cash, in shares of previously owned common stock of O'Sullivan Holdings or by a reduction in the number of shares to be received by the exercising option holder.  Any applicable withholding taxes must be paid in cash, by delivery of previously owned shares or by a reduction in the number of shares to be received by the exercising option holder.

         In fiscal 2005, the Compensation Committee of O'Sullivan Holdings granted incentive stock options to purchase an aggregate of 82,000 shares of Class A common stock at an exercise price of $0.01 per share, which is the estimated fair value of the underlying common stock at the date of grant.  The options vest in five annual installments beginning on the first anniversary of the date of grant of the option and expire on the tenth anniversary of the date of grant.  None of these options were exercisable at June 30, 2005.

                              Summary of Class A Common Stock Option Transactions
                                          (share amounts in thousands)
                                         June 30, 2005            June 30, 2004              June 30, 2003
                                    ------------------------ ------------------------  -------------------------
                                                  Weighted                 Weighted                  Weighted
                                                   Average                  Average                   Average
                                                  Exercise                 Exercise                  Exercise
                                                    Price      Shares        Price      Shares         Price
                                    ------------ ----------- ---------- -------------  ---------   -------------
Outstanding at beginning of year            66 $           1.90      81  $          1.90      82 $             1.90
Grants                                      82   0.01                 -                        -               1.90
Exercised                                    -                        -                        -
Cancelled                                  (20)            1.73     (15)            1.90      (1)
                                    ----------               ----------                ---------
Outstanding at end of year                 128             0.72      66             1.90      81               1.90
                                    ==========               ==========                =========
Exercisable at end of year                  10             1.90      13             1.90      17               1.90
                                    ==========               ==========                =========
Weighted average fair value of                 $ 0.01                             N/A                        N/A
options granted during the year

         In the 1999 recapitalization and merger, O'Sullivan Holdings issued options to purchase 60,318.67 shares of its Series A junior preferred stock, par value $0.01 per share, in exchange for certain options held by management participants in the recapitalization and merger.  All of these options are currently vested and exercisable and expire on December 31, 2025.  The agreements for the options to purchase O'Sullivan Holdings' Series A junior preferred stock provide for a special accrual at the rate of 14% per annum on the difference between the liquidation value of the stock ($150.00 per share) and the exercise price of the option ($50.00 per share). The special accrual accrues at the same time and in the same manner as would dividends on issued and outstanding shares of O'Sullivan Holdings'
Series A junior preferred stock.  No amount is payable until the exercise of the option, and payment is further subject to the terms of any debt agreement of O'Sullivan Holdings. When made, payment of the special accrual may be made in cash or by a reduction in the exercise price for the option. The special accrual approximated $1.6 million, $1.4 million and $1.2 million for fiscal 2005, 2004 and 2003, respectively, and is included in selling, marketing and administrative expense in the consolidated statements of operations.

         Under the provisions of O'Sullivan's modified second amended plan of reorganization, as approved by the
U.S. Bankruptcy Court, all stock options would be cancelled and the holders thereof would receive no distribution.

Note 13 - Employee Benefit Plans.

         Prior to December 31, 2002, O'Sullivan Holdings maintained a stock purchase program that was available to most employees.  The stock purchase program (the "SPP"), as amended, allowed a maximum employee contribution of 5%, while O'Sullivan's matching contribution was 25%, 40% or 50% of the employee's contribution, depending on the length of the employee's participation in the program.  The program invested contributions in a broad-based mutual fund.  The matching contributions to the stock purchase program were $307,000 in fiscal year
2003. O'Sullivan Holdings terminated the SPP effective December 31, 2002.

         O'Sullivan Holdings also has a Savings and Profit Sharing Plan in which most employees are eligible to participate.  Under the savings orss. 401(k) portion of the plan, employees may contribute from 1% to 100% of their compensation (subject to certain limitations imposed by the Internal Revenue Code).  Prior to January 1, 2003,
O'Sullivan made matching contributions equal to 50% of the first 5% of eligible employee contributions.  The matching contribution increased to 100% of the first 5% of eligible employee contributions effective January 1,
2003.  Under the profit sharing portion of the plan, O'Sullivan may contribute annually an amount determined by the
O'Sullivan Holdings Board of Directors. Employer matching contributions vest immediately, while profit sharing contributions vest 100% when the employee has five years of service with O'Sullivan.  For fiscal 2005,  2004 and
2003, O'Sullivan did not accrue any amounts for the profit sharing portion of the plan.  The matching contributions to the savings portion of the plan were $1.3 million, $1.4 million and $858,000 in fiscal years 2005, 2004 and 2003, respectively.  Effective February 9, 2006, O'Sullivan reduced its matching contributions to 50% of the first 4% of eligible employee contributions to the savings plans.  Under its modified second amended plan of reorganization,
O'Sullivan proposes to continue this plan after its emergence from bankruptcy protection.

         Effective July 1, 1997, O'Sullivan Holdings implemented its Deferred Compensation Plan.  This plan is available to employees of O'Sullivan deemed to be "highly compensated employees" pursuant to the Internal
Revenue Code.  O'Sullivan makes certain matching and profit sharing accruals to the accounts of participants.  All amounts deferred or accrued under the terms of the plan represent unsecured obligations of O'Sullivan to the participants.  Matching and profit sharing accruals under this plan were not material in fiscal 2005, 2004 or 2003.  In its modified second amended plan of reorganization, O'Sullivan Holdings moved to reject the Deferred
Compensation Plan and its obligations thereunder.

Note 14 - Condensed Consolidating Financial Information.

         In November 1999, O'Sullivan issued $100.0 million of 13.375% senior subordinated notes due 2009.
These notes were unsecured obligations of O'Sullivan; however, they were guaranteed on an unsecured basis by
O'Sullivan Virginia and any future subsidiaries created, including O'Sullivan Furniture Factory Outlet, Inc.   The
guarantees are full and unconditional.  In the third quarter of fiscal 2004, O'Sullivan exchanged the notes issued in
November 1999 for notes with substantially identical terms and associated guarantees.  The exchange notes have been registered under the Securities Act of 1933, as amended.

         The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC rules and regulations.

Condensed Consolidating Statements of Operations

                                                         Fiscal year ended June 30, 2005
                                                                  (in thousands)
                                           ------------------------------------------------------------
                                             O'Sullivan     Guarantor     onsolidating
                                             Industries    Subsidiaries  CAdjustments     Consolidated
                                             -----------   ------------  --------------  --------------
Net sales                                  $     182,381 $       67,516$              -$        249,897
Cost of sales                                    153,654         58,684               -         212,338
                                             -----------   ------------  --------------  --------------

Gross profit                                      28,727          8,832               -          37,559
Operating expenses:
    Selling, marketing and administrative         41,249          7,463               -          48,712
    Restructuring charge/asset impairment            451          8,037               -           8,488
                                             -----------   ------------  --------------  --------------

Operating income (loss)                          (12,973)        (6,668)              -         (19,641)
Other income (expense):
    Interest expense                             (26,657)          (616)              -         (27,273)
    Interest income                                   12              -               -              12
    Equity in loss of subsidiary                  (7,284)             -           7,284               -
                                             -----------   ------------  --------------  --------------

Income (loss) before income tax provision        (46,902)        (7,284)          7,284         (46,902)
Income tax provision                                   -              -               -               -
                                             -----------   ------------  --------------  --------------

Net loss                                   $     (46,902)$       (7,284$          7,284$        (46,902)
                                             ===========   ============  ==============  ==============

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
                                                   =============  ==============  ===============  ================

Condensed Consolidating Balance Sheets

                                                                           June 30, 2005
                                                                           (in thousands)
                                                  ----------------------------------------------------------------
                                                     O'Sullivan     Guarantor      onsolidating
                                                     Industries    Subsidiaries   CAdjustments      Consolidated
                                                    ------------  --------------  --------------  ----------------
ASSETS:
    Current assets                                $       56,050$         10,793$              -$           66,843
    Property, plant and equipment, net                    27,854          15,301               -            43,155
    Other assets                                           6,390              42               -             6,432
    Investment in subsidiaries                            41,047               -         (41,047)                -
    Goodwill                                              38,088               -               -            38,088
    Receivable from affiliates                                 -          44,623         (44,623)                -
                                                    ------------  --------------  --------------  ----------------
        Total assets                              $      169,429$         70,759$        (85,670$          154,518
                                                    ============  ==============  ==============  ================

LIABILITIES AND Stockholder's EQUITY (DEFICIT):
    Current liabilities                           $      222,774$         12,407$              -$          235,181
    Long-term debt                                             -               -               -                 -
    Payable to affiliates                                 48,604               -         (44,623)            3,981
    Other liabilities                                      3,009               -               -             3,009
    Payable to parent - tax sharing agreement             52,762          17,305               -            70,067
    Stockholder's equity (deficit)                      (157,720)         41,047         (41,047)         (157,720)
                                                    ------------  --------------  --------------  ----------------
        Total liabilities and                     $      169,429$         70,759$        (85,670$          154,518
           stockholder's equity (deficit)
                                                    ============  ==============  ==============  ================

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
                                                  ============  =============   ==============  ===============

Condensed Consolidating Statements of Cash Flows

                                                                  For the year ended June 30, 2005
                                                                           (in thousands)
                                                  -----------------------------------------------------------------
                                                     O'Sullivan      Guarantor     onsolidating
                                                     Industries    Subsidiaries   CAdjustments      Consolidated
                                                    -------------  -------------  --------------  -----------------
Net cash flows provided by operating activities:  $        (8,208$         3,668$              -$            (4,540)
                                                    -------------  -------------  --------------  -----------------
Investing activities:
    Capital expenditures                                     (841)          (383)              -             (1,224)
    Repayment of loans to affiliates                        3,344              -          (3,344)                 -
                                                    -------------  -------------  --------------  -----------------
        Net                                                 2,503           (383)         (3,344)            (1,224)
                                                    -------------  -------------  --------------  -----------------
Financing activities:
    Proceeds from borrowings from revolving
        credit debt                                        15,105              -               -             15,105
    Repayment of revolving credit debt                    (15,105)             -               -            (15,105)
    Advances (repayment) of loans from affiliates           1,727         (3,344)          3,344              1,727
                                                    -------------  -------------  --------------  -----------------
        Net                                                 1,727         (3,344)          3,344              1,727
                                                    -------------  -------------  --------------  -----------------
Cash and cash equivalents:
    Net decrease in cash and cash
        equivalents                                        (3,978)           (59)              -             (4,037)
    Cash and cash equivalents, beginning
        of period                                           5,023            227               -              5,250
                                                    -------------  -------------  --------------  -----------------
    Cash and cash equivalents, end of             $         1,045$           168$              -$             1,213
        period
                                                    =============  =============  ==============  =================

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

         The management fee and other reimbursable costs of $300,000, $300,000 and $442,000 recognized during fiscal years 2005, 2004 and 2003, respectively, are included in selling, marketing and administrative expense in the consolidated statement of operations.  O'Sullivan paid BRS, LLC $713,000 in the first quarter of fiscal 2003 for the balance owed through June 30, 2002 and $305,000 as a prepayment of the fiscal 2003 management fee.  In January
2003, O'Sullivan made an additional prepayment of $285,000 for the fiscal 2003 management fee.  The amounts due
BRS at June 30, 2005 and 2004 were $453,000 and $153,000, respectively, and are included in accrued liabilities on the accompanying consolidated balance sheets.

         O'Sullivan filed a motion with the bankruptcy court to reject the management services agreement, and the court issued an order on November 7, 2005 authorizing such rejection.

Note 16 - Commitments and Contingencies.

         Leases.  O'Sullivan leases office and warehouse space, computers and certain other equipment under operating leases.  As of June 30, 2005, minimum future lease payments for all noncancellable lease agreements were as follows (in thousands):

2006                    1,493
2007                      630
2008                      501
2009                      412
                      -------
Total             $     3,036
                      =======

         Rent expense incurred by O'Sullivan under operating leases (including renewable monthly leases) were
$1.8 million,  $1.8 million and $1.8 million in fiscal 2005, 2004 and 2003, respectively.

         Tax Sharing Agreement between O'Sullivan Holdings and RadioShack.  During fiscal 2005, 2004 and
2003, O'Sullivan paid $0, $2.0 million and $9.3 million, respectively, to O'Sullivan Holdings with respect to the tax sharing agreement.  Future tax sharing agreement payments are contingent on taxable income.  The maximum payments are fiscal 2006-- $31.5 million; fiscal 2007-- $12.3 million; fiscal 2008-- $14.5 million; and thereafter
--$11.8 million.  The amount O'Sullivan estimates it will pay during fiscal 2005 has been recorded in current liabilities.  See Note 4 for additional information regarding the tax sharing agreement.

         Litigation.  In August, 2003, Ames Department Stores, Inc. filed suit against O'Sullivan in the U.S.
Bankruptcy Court, Southern District of New York alleging that payments made by Ames within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from O'Sullivan by
Ames, together with interest.  The alleged payments aggregate $2.1 million.  O'Sullivan believes it did not receive any preferential payments and is contesting this lawsuit vigorously. However, O'Sullivan is currently unable to predict the outcome of this litigation.

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
Payments under Mr. O'Sullivan's retirement and consulting agreement amounted to an aggregate of $2.2 million and a present value of approximately $1.9 million.  During this period, Mr. O'Sullivan was required to provide consulting, marketing and promotional services with respect to O'Sullivan's manufacturing activities and relations with major customers, if requested by O'Sullivan, from time to time.  Mr. O'Sullivan agreed not to compete with
O'Sullivan during the period he was a consultant.  O'Sullivan agreed to provide Mr. O'Sullivan with health insurance during the term of the agreement and thereafter until he becomes eligible for Medicare and life insurance during the term of the agreement.  In July 2004, the agreement was amended to add O'Sullivan Industries as a party with the right to enforce Mr. O'Sullivan's covenants directly and the joint obligation to make payments to Mr. O'Sullivan.

         Tyrone E. Riegel, O'Sullivan's former Executive Vice President, entered into an early retirement agreement with O'Sullivan.  Pursuant to the agreement, he retired effective November 15, 2003.  O'Sullivan paid him $335,337 in a lump sum on January 2, 2004, and agreed to pay him $5,000 per month for thirty months, beginning May 15,
2005.  In addition, O'Sullivan agreed to pay health insurance for Mr. Riegel and his family through November 15,
2007.  Mr. Riegel agreed to act as our consultant through November 15, 2007 and agreed not to compete with
O'Sullivan through that period.  In addition, O'Sullivan's Compensation Committee approved an amendment to
Mr. Riegel's common stock option agreement that permits him to retain his options after he is no longer an
O'Sullivan employee.  His options will continue to vest as though he were still an O'Sullivan employee.

         O'Sullivan filed a motion to reject the severance agreements with Messrs. O'Sullivan and Riegel, and the court issued an order on November 7, 2005 authorizing rejection of the agreements.

Note 17 - Major Customers.

         Sales to five customers exceeded 10% of gross sales in fiscal 2004.  Sales to such customers as a percentage of gross sales were:

                                       Year ended June 30,
                                  -----------------------------
                                    2005      2004      2003
                                  --------  --------- ---------
Customer A                             18%        16%       12%
Customer B                             15%        19%       19%
Customer C                             14%         9%        9%
Customer D                             12%        12%       13%
Customer E                             12%        10%        8%

Note 18 - Segment Information.

         O'Sullivan operates in one industry segment:  the design, manufacture and sale of ready-to-assemble furniture.

         O'Sullivan sells its products throughout the United States and in Canada, Mexico, the United Kingdom,
Australia and other countries.  Export sales were $27.0 million, $24.1 million and $19.8 million in fiscal 2005, 2004 and 2003, respectively.  Long-lived assets located outside the United States are immaterial.

Note 18 - Quarterly Operating Results - Unaudited

                                                         (in thousands)
                             ------------------------------------------------------------------------
                                                    Fiscal 2005 (By Quarter)
                             ------------------------------------------------------------------------
                                    1                 2                3                    4
                             ------------------------------------------------------------------------

Net sales                    $      62,680     $      66,186    $       68,543       $      52,488
Gross profit                        11,437             9,069             7,604    1          9,4491, 2
Net loss                            (6,546)3          (9,887)3         (10,904)   3        (19,567) 3

                                                         (in thousands)
                             ------------------------------------------------------------------------
                                                    Fiscal 2004 (By Quarter)
                             ------------------------------------------------------------------------
                                    1                 2                3                   4
                             ------------------------------------------------------------------------

Net sales                    $      71,464     $      65,234    $       73,239     $        58,892
Gross profit                        14,308            14,589            15,442              10,501
Net loss                            (5,4143           (3,4793           (3,3063             (7,6023

                                                        66

--------------------------------------------

         1The third and fourth quarters of fiscal 2005 include $184,000 and $357,000, respectively, of restructuring
charges as described in Note 5.   In the fourth quarter of fiscal 2004, O'Sullivan increased its inventory reserve by approximately $1.0 million to bring its recorded inventory balance more in line with current market conditions.  In
November 2003 a fire destroyed certain of O'Sullivan's manufacturing equipment.  O'Sullivan recorded a $250,000 casualty loss during the second quarter of fiscal 2004 and recorded a $740,000 casualty gain during the fourth quarter of fiscal 2004 when the insurance recoveries were realized.  All proceeds from the insurance company have been received.

         2The fourth quarter of fiscal 2005 includes an impairment charge of $8.0 million against our fixed assets pursuant to the requirements of SFAS 144.

         3Net income (loss) reflects the absence of tax expense because of the valuation allowance taken against
O'Sullivan's net deferred tax asset in the third quarter of fiscal 2002.

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

         There have been no changes in O'Sullivan's internal controls over financial reporting that has materially affected or is reasonably likely to materially affect, O'Sullivan's internal control over financial reporting.

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

Keith E. Alessi, 50, was appointed a director of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Virginia
in January 2005.  Mr. Alessi has been Chairman and Chief Executive Officer (and owner) of Lifestyles Improvement
Centers LLC, Virginia Beach, Virginia, an operator and franchiser of a chain of fifty behavior modification centers in the US and Canada since February 2003.  Mr. Alessi  is also an Adjunct Professor of Law at The Washington and
Lee University School of Law and Adjunct Professor at The University of Michigan Graduate School of Business
Administration.  From April 1998 to February 2003, Mr. Alessi was President and Chief Executive Officer of
Telespectrum Worldwide Inc., King of Prussia, Pennsylvania, a provider of telemarketing and outsourced call center services and multi-channel customer relationship management (CRM) solutions.  He is the former Chairman and
CEO of Jackson Hewitt.   He is a director and the Chairman of the Audit Committee for each of H&E Equipment
Services, L.L.C., a Baton Rouge, Louisiana based equipment rental, sales and service company, Town Sports
International, Inc., a chain of health clubs headquartered in New York, and MWI Veterinary Supply, a leading veterinary supply wholesaler headquartered in Meridian, Idaho.

Richard D. Davidson, 57, served as President and Chief Executive Officer and a Director of O'Sullivan Holdings,
O'Sullivan Industries and O'Sullivan Virginia from January 2000 to May 2004.  He served as President and Chief
Operating Officer and a Director of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Virginia in 1996.  He
has also served as President and Chief Executive Officer and a director of O'Sullivan Furniture Factory Outlet, Inc.
since March 2002.  Mr. Davidson continues to serve as a director of O'Sullivan Holdings, O'Sullivan Industries and
O'Sullivan Virginia.  Mr. Davidson is the owner of Marco Group, Inc., a private trading and manufacturing concern.

William J. Denton, 61, was appointed a director of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan
Virginia in January 2005.  Mr. Denton served as President and Chief Executive Officer of Fiskars Brands, Inc. from
August 2000 through December 2004.  Fiskars is a global manufacturer and marketer of branded consumer and industrial products.  Fiskars Brands, Inc. is a wholly owned subsidiary of Fiskars Corporation, a Finnish corporation.
From 1976 to July 2000, Mr. Denton worked in progressively larger roles at Newell Rubbermaid Inc., a global manufacturer and marketer of name-brand consumer products, and its predecessor corporation, including acting as
Group President, Housewares.  He served as President of Rubbermaid Home Products, helping to integrate it into
Newell upon its acquisition in 1998.

Richard R. Leonard, 36, was named as a Director of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan
Virginia in July 2004.  Mr. Leonard has worked at Bruckmann, Rosser, Sherrill & Co., LLC since 2001 and is currently a Principal.  From 1999 to 2001, he was a Vice President in private equity at Audax Management
Company.  Mr. Leonard also worked in private equity with J.W. Childs Associates and in investment banking with
Dillon, Read & Co.  Mr. Leonard is a director of Eurofresh, Inc., a producer of hydroponically grown, pesticide free tomatoes, and Anvil Holdings, Inc., a manufacturer of activewear.

Charles Macaluso, 61, was appointed a director of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan
Virginia in July 2004.  He was appointed Chairman of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan
Virginia in October 2005.  Mr. Macaluso has been a principal of Dorchester Capital Advisors LLP, a management consulting and corporate advisory firm, since 1998.  He serves as a director of Darling International Inc., a recycler of food processing by-products, Global Crossing Limited, a provider of telecommunications services, Lazy Days
Recreational Vehicles, Inc., a retailer of recreational vehicles, Geo Specialty Chemicals, a manufacturer of specialty chemicals, and ICG/Holliston, a manufacturer of industrial cloths and cloth cover materials for books and other products.

Robert S. Parker, 59, was appointed President and Chief Executive Officer and a Director of O'Sullivan Holdings,
O'Sullivan Industries,  O'Sullivan Virginia and O'Sullivan Furniture Factory Outlet, Inc. on May 14, 2004.
Mr. Parker served as Chief Operating Officer of the Sharpie/Calphalon Group of Newell Rubbermaid Inc. from

September 2003 to April 2004.  As described above, O'Sullivan filed for protection under Chapter 11 of the U.S.
Bankruptcy Code on October 14, 2005.  Newell Rubbermaid is a global manufacturer and full-service marketer of name-brand consumer products.  From August 1998 through August 2003, he was Group President of Newell
Rubbermaid's Sharpie business segment.  From October 1990 to August 1998, Mr. Parker was President of Sanford
Corporation, both before and after its acquisition by Newell.  The Board approved a medical leave of absence for
Mr. Parker on October 31, 2005.

Harold O. Rosser, 56, was appointed a director of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan
Virginia in connection with the November 1999 recapitalization and merger.  Mr. Rosser has been a principal of
BRS, LLC since August 1995.  Mr. Rosser was an officer of Citicorp Venture Capital from 1987 through July 1995.
He is a director of Real Mex Restaurants, Inc., Il Fornaio (America) Corporation, The Marshall Retail Group,
McCormick and Schmick Restaurant Corporation and Penhall International, Inc.

         Following the effectiveness of our modified second amended plan of reorganization, we expect that our new stockholders will appoint new directors.

Executive Officers.

         O'Sullivan's executive officers, and their ages and positions with O'Sullivan as of September 1, 2005, are as follows:

                                              Officer
              Name                   Age       Since                              Position(s)
Robert S. Parker                         59        2004 President and Chief Executive Officer and Director
Rick A. Walters                          42        2004 Interim Chief Executive Officer, Executive Vice President
                                                        and Chief Financial Officer
Kelly D. Terry                           39        2005 Senior Vice President, Operations
Michael L. Franks                        44        2004 Vice President, Marketing
Rowland H. Geddie, III                   51        1993 Vice President, General Counsel and Secretary

         Rick A. Walters was appointed Executive Vice President and Chief Financial Officer of O'Sullivan
Holdings, O'Sullivan Industries, O'Sullivan Virginia and O'Sullivan Furniture Factory Outlet, Inc. in June 2004.  He
was named Interim Chief Executive Officer on October 31, 2005.  He is also a director of O'Sullivan Furniture
Factory Outlet, Inc.  Prior to his appointment at O'Sullivan, he served as Group Vice President and Chief Financial
Officer of the Sharpie/Calphalon Group at Newell Rubbermaid from 2001 to 2004.  From 1998 through 2001, he was Vice President and Controller of Newell Rubbermaid's Sanford Corporation.  He was named interim Chief
Executive Officer on October 31, 2005.

         Kelly D. Terry was appointed Senior Vice President, Operations of O'Sullivan Holdings, O'Sullivan
Industries, O'Sullivan Virginia and O'Sullivan Furniture Factory Outlet, Inc. in April 2005.  Prior to coming to
O'Sullivan, he served as Vice President, Operations of Rubbermaid Commercial Products, a division of Newell
Rubbermaid Corporation that manufactures and markets industrial/commercial waste, cleaning, medical and transport products.  From May 2000 through June 2003, he was Vice President, Operations of Shur-Line, another division of Newell Rubbermaid that manufactures and markets paint applicators.  From 1998 through May 2000, Mr.
Kelly was plant manager of the Bellwood Operation of Sanford, another division of Newell Rubbermaid that manufactures and markets writing instruments.

         Michael L. Franks was named Vice President, Marketing of O'Sullivan Holdings, O'Sullivan Industries and
O'Sullivan Virginia and O'Sullivan Furniture Factory Outlet, Inc. in November 2004.  He had been Director of
Marketing Services of O'Sullivan Industries since 1995.  Mr. Franks resigned from all of his positions at O'Sullivan effective December 12, 2005.

         Rowland H. Geddie, III has been Vice President, General Counsel and Secretary of O'Sullivan Holdings,
O'Sullivan Industries and O'Sullivan Virginia since December 1993.  He served as a Director of O'Sullivan
Industries and O'Sullivan Industries - Virginia from March 1994 through November 1999.  Since March 2002, he has served as Vice President, General Counsel and Secretary and a Director of O'Sullivan Furniture Factory Outlet,
Inc. and as a Director of O'Sullivan Industries UK Ltd.

         As described above, O'Sullivan filed for protection under Chapter 11 of the U.S. Bankruptcy Code on
October 14, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

         Under the securities laws of the United States, O'Sullivan Holdings' directors, executives and any persons holding 10% or more of Common Stock are required to report their ownership of O'Sullivan Holdings' equity securities and any change in that ownership to the Securities and Exchange Commission.  Specific due dates for these reports have been established and we are required to report in this report any failure to file by these dates during the fiscal year ended June 30, 2005.  All of these filing requirements were satisfied by our directors and executives during fiscal 2005, except that Mr. Michael L. Franks filed one Form 4 reporting one transaction one day late.

Code of Ethics

         O'Sullivan has long had a code of ethics applicable to all of its employees.  In response to the adoption of the Sarbanes-Oxley Act of 2002, we adopted an additional code of ethics applicable to our chief executive officer, chief financial officer, controller and the members of our disclosure committee.  We will provide a copy of both codes of ethics to any person without charge upon request.  Requests should be sent in writing to General Counsel,
O'Sullivan Industries Holdings, Inc., 1900 Gulf Street, Lamar, Missouri 64759-1899, including the name and address of the person to whom the copies should be sent.

Audit Committee Financial Expert

         Our Audit Committee is composed of Messrs. Keith E. Alessi, Chairman, Charles Macaluso and Harold O.
Rosser.  The Board of Directors has determined that Mr. Alessi is an "audit committee financial expert" as defined in
Item 401(h)(2) of Regulation S-K promulgated by the Securities Exchange Commission.  Mr. Alessi is an
"independent director" as that term is defined in Item 7(d)(3)(iv) of Schedule 14A.  O'Sullivan considers Mr. Alessi to be "independent" with respect to O'Sullivan as that term is used in Section 3.03A.02 of the New York Stock
Exchange Listed Company Manual.

Item 11.  Executive Compensation.

                                            SUMMARY COMPENSATION TABLE

         The following table reflects the cash and non-cash compensation for the chief executive officer of
O'Sullivan and the four next most highly compensated executive officers at June 30, 2005.  The table also includes information on two former executive officers for their period of service with us.

                                                                                           Long-Term
                                                           Annual Compensation1          Compensation
                                                        --------------------------     -----------------
                                                                                          Securities
                                               Total                                      Underlying       All Other
                                             Compensa-     Salary        Bonus               Stock       Compensation
  Name and Principal Position   Fiscal Year  tion ($)4       ($)          ($)            Options (#)2         ($)3

Robert S. Parker                   2005        1,069,462    1,038,462            -                     -         31,000
President and Chief Executive      2004           77,401       76,923            -                     -          1,108
Officer                            2003                -            -            -                     -              -

Rick A. Walters                    2005          483,708      259,615      200,000                     -         24,093
Executive Vice President and       2004           10,169        9,615            -                     -            554
Chief Financial Officer            2003                -            -            -                     -              -

Kelly D. Terry5                    2005           99,556       37,500       10,000                 7,500         52,056
Senior Vice President,             2004                -            -            -                     -              -
Operations                         2003                -            -            -                     -              -

Michael D. Orr6                    2005          186,857      171,173            -                     -         15,684
Executive Vice President,          2004                -            -            -                     -              -
Operations                         2003                -            -            -                     -              -

Michael L. Franks7                 2005          159,940      141,923            -                 6,500         27,055
Vice President, Marketing          2004          107,136      100,300            -                     -          6,836
                                   2003          108,477      100,069        3,300                     -          5,108

Stuart D. Schotte8                 2005          412,946      113,647            -                     -        299,299
Vice President-Supply Chain        2004          181,037      161,715            -                     -         19,322
Management                         2003          176,412      150,515            -                     -         25,897

Rowland H. Geddie, III             2005          175,904      157,223            -                     -         18,681
Vice President, General            2004          181,211      151,700       10,000                     -         19,511
Counsel & Secretary                2003          178,142      151,277            -                     -         26,865

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

         2Includes all options granted to the named officers during the fiscal years shown under O'Sullivan
Holdings' 2000 Common Stock Option Plan and 2004 Class A Common Stock Option Plan.  No stock appreciation rights were granted with any options.

         3In fiscal 2005, other compensation for the named officers consisted of the following:

                            Group Life,                   Matching
                             AD&D and                  Contributions   Total Earnings
                                LTD                    under Savings    on Deferred
                             Insurance       Auto        and Profit     Compensation     Severance       Moving
           Name              Premiums     Allowance     Sharing Plan      Balance        Payments       Expenses
Robert S. Parker           $       2,046 $      14,954 $        10,000$              - $           -$       -
Rick A. Walters                    1,446        14,954           7,692               -             -        -
Kelly D. Terry                       290         1,538               -               -             -     50,228
Michael D. Orr                     2,851        10,246           2,588               -             -        -
Michael L. Franks                    623         5,231           7,096             764             -     13,340
-87,132D. Schotte                    766         5,264           5,682                                          679
Rowland H. Geddie, III             1,187         8,308           7,861           1,326             -        -

         The table does not include amounts payable in the event of a Change in Control.  See "Change in Control
Protections".

         4Total of the amounts shown on the chart.  Does not include a value ascribed to stock options, which will be cancelled in our bankruptcy proceedings if not already cancelled, or the value of perquisites.

         5Mr. Kelly was appointed effective April 28, 2005.

         6Mr. Orr resigned effective March 4, 2005.

         7Mr. Franks was appointed effective November 12, 2004 and resigned effective December 12, 2005.

         8Mr. Schotte resigned effective January 10, 2005.  Pursuant to a severance agreement between O'Sullivan and Mr. Schotte, Mr. Schotte was released from his obligations under a note to O'Sullivan Industries Holdings, Inc.
In exchange, Mr. Schotte transferred to O'Sullivan Holdings the shares of Class A common stock and Series B junior preferred stock in O'Sullivan Holdings held by him.  In addition, his Series A junior preferred stock option agreement with O'Sullivan Holdings was cancelled, including the special payment accrued under the agreement of approximately $49,000; and Mr. Schotte released O'Sullivan from any obligations it had under its Deferred
Compensation Plan.  The amount of "Severance Payments" for Mr. Schotte in the table in footnote 2 represents the net expense O'Sullivan booked with respect to Mr. Schotte's severance.

                                            KEY EMPLOYEE RETENTION PLAN

         In connection with our bankruptcy filing, our Board of Directors approved a key employee retention plan to ensure the continued retention of approximately 20 of their key employees through the conclusion of our restructuring process.  The KERP was approved by the U.S. bankruptcy court in connection with the confirmation of our modified second amended plan of reorganization.  Pursuant to the KERP, employees could potentially receive a total of approximately $1.1 million over time.  In addition, there is a discretionary pool of up to $200,000 that can be awarded to other employees.  Pursuant to the terms of the KERP, the 20 employees have been divided into two tiers, with one tier, consisting of four officers, potentially receiving a total amount equal to 37.5% of their annual salary, and a second tier, consisting of approximately 16 key managers, potentially receiving a total equal to 25.0% of their annual salary.  Such payments will be divided into an incentive component and a retention component.  Half  of the retention portion of the payment earned will be paid upon the earlier of our emergence from our Chapter 11 proceedings or June 30, 2006, and the remaining half will be paid at the earlier of September 30, 2006 or 90 days after our emergence from our Chapter 11 proceedings.  The incentive portion of the plan will be based on EBITDA and net sales goals, equally weighted, and will be paid upon the earlier of (a) completion of our fiscal 2006 audit or
(b) 90 days after the end of fiscal 2006 (subject to approval of the fiscal 2006 financial statements).  The maximum amounts that can be received by the named officers (other than Messrs. Orr, Franks and Schotte, who are not participants in the KERP) is as follows:

                                               Retention        EBITDAR        Net Sales
            Name                  Total        Incentive       Incentive       Incentive
Robert S. Parker1                    375,000         93,750         140,625         140,625
Rick A. Walters                      131,250         32,812          49,219          49,219
Kelly D. Terry                        73,125         18,281          27,422          27,422
Rowland H. Geddie, III                56,775         14,193          21,291          21,291

------------------------------------

         1Under the terms of the KERP, O'Sullivan's Board of Directors will determine the amount of the award to
Mr. Parker, subject to the maximum amounts shown above.

                                        OPTION  GRANTS  IN  THE  LAST  YEAR

         During the fiscal year ended June 30, 2005, options were granted to the named officers as specified below.
The potential value of such options at the specified rates of appreciation are shown in the table below.  The
O'Sullivan 2000 Common Stock Option Plan and the O'Sullivan 2004 Class A Common Stock Option Plan do not
authorize the grant of stock appreciation rights.

                                                % of Total     xercise or   xpiration    otential Realizable Value
                              Number of          Options       ase Price      Date        at Assumed Annual Rates
                              Securities        Granted to     ($/Share)
                              Underlying        Employees
                           Options Granted      During the    E
           Name                  (#)1          Fiscal Year    B            E            P
                                                                                        ---------------------------
                                                                                            5%2          10%2
                                                                                             ($)          ($)

Kelly D. Terry                         7,500                9%          $.01 4/26/15              95.72         120.79
Michael L. Franks3                     6,500                8%          $.0111/12/143            N/A            N/A

------------------------------------

         1 Each named officer received incentive stock options in the amount shown.  Each option becomes exercisable in equal installments over five years.  The exercise price and any tax withholding may be paid in cash or by delivery of already owned shares and cash.

         2 The potential gains reported are net of the per share option exercise price, but before taxes associated with the exercise.  These gains are calculated based on the market price on the date of grant and the stated assumed rates of appreciation each year over the life of the option.  Actual gains, if any, on stock option exercises depend on the future performance of the common stock and the option holder's continued employment through the option exercise date.  The amounts in the table may not be achieved.

         3Mr. Franks resigned effective December 12, 2005.  Accordingly, his options were cancelled effective
January 12, 2006.

                                         OPTION EXERCISES IN THE LAST YEAR
                                            AND YEAR-END OPTION VALUES

         No options were exercised by the named officers in fiscal 2005.  The following table summarizes information regarding outstanding options to purchase stock held by the named officers as of June 30, 2005.  All options to purchase O'Sullivan Holdings Series A junior preferred stock are vested and exercisable.  All stock options issued by O'Sullivan Holdings prior to our bankruptcy filing will be terminated upon the effectiveness of our modified second amended plan of reorganization, and holders of options are expected to receive no distribution with respect thereto.

                                                                                         Series A junior preferred
                                                  Common stock                                     stock
                             -------------------------------------------------------   ------------------------------
                                               Option                     Value of
                                 Option        shares        Value of    unexercis-       Option         Value of
                                 shares      unexercis-     exercisable     able          shares       exercisable
                              exercisable      able at      options at   options at     exercisable     options at
            Name               at 6/30/05      6/30/05        6/30/05     6/30/05        at 6/30/05      6/30/05
Robert S. Parker                          -              - $           -$          -               -  $             -
Rick A. Walters                           -              -             -           -               -                -
Kelly D. Terry                            -          7,500             -           -               -                -
Michael D. Orr                            -              -             -           -               -                -
Michael L. Franks                       200          7,300             -           -             571                -
Stuart D. Schotte                         -              -             -           -               -                -
Rowland H. Geddie, III                  600          2,400             -           -           6,375                -

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

The shares were issued to Mr. Parker in July 2004 upon his payment of the purchase price.  Mr. Parker's shares will
"vest" pro rata over a five year period ending on June 1, 2009, or sooner upon a sale of O'Sullivan, if Mr. Parker is still employed by O'Sullivan.  Pursuant to the executive stock agreement, if Mr. Parker's employment with O'Sullivan terminates for any reason, O'Sullivan and BRS will have the option to repurchase Mr. Parker's stock.  The purchase price for unvested shares is the lower of Mr. Parker's original cost or the fair value of the shares.  The purchase price for vested shares is fair value.  The shares purchased by Mr. Parker would be cancelled upon the effectiveness of our modified second amended plan of reorganization, and he would receive no distribution with respect to his shares.

         Rick A. Walters.  In June 2004, we entered into an employment agreement with Rick A. Walters for him to serve as our Executive Vice President and Chief Financial Officer.  The term of the agreement is one year, and the term is automatically renewed on a year-to-year basis unless either party provides at least 30 days' notice of termination.  The agreement will terminate upon Mr. Walter's death, permanent disability or resignation, and
O'Sullivan may terminate the agreement for any reason with 30 days' notice.  Mr. Walter's initial base compensation is $250,000 per year, and he has the opportunity to earn a bonus of up to 80% of his base compensation subject to the achievement of certain performance targets determined by the Board.  The agreement provides that Mr. Walters'
bonus for fiscal 2005 will not be less than $200,000.  Mr. Walters is entitled to participate in all employee benefit programs offered to our other executive employees, provided that such programs are not to be less than those provided him by his previous employer.  During the term that Mr. Walters serves as interim chief executive officer, we will pay him salary at the rate of $350,000 per year.

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
The purchase price for unvested shares is the lower of Mr. Walters' original cost or the fair value of the shares.  The purchase price for vested shares is fair value.  The shares purchased by Mr. Walters would be cancelled upon the effectiveness of our modified second amended plan of reorganization, and he would receive no distribution with respect to his shares.

Retirement and Severance Agreements

         Effective October 8, 2004, we entered into a severance agreement with Mr. E. Thomas Riegel, our former
Vice President-Strategic Operations.  Under the agreement, we agreed to pay Mr. Riegel salary and to continue his benefits through December 31, 2004, and to continue his health insurance at employee rates through August 31,
2007.  We also agreed to recommend to the Compensation Committee of O'Sullivan Industries Holdings, Inc. that his stock options not expire as a result of his leaving O'Sullivan's employ.  The severance agreement also contains certain releases and other covenants by Mr. Riegel.  The bankruptcy court has issued an order authorizing our rejection of this agreement.

         Effective October 7, 2004, we entered into a severance agreement with Mr. Richard D. Davidson, our former President and Chief Executive Officer.  Under the agreement, we agreed to pay Mr. Davidson salary and to continue his benefits through December 31, 2004, and to continue his health insurance at employee rates through
December 31, 2005.  We also agreed to recommend to the Compensation Committee of O'Sullivan Industries
Holdings, Inc. that his stock options not expire as a result of his leaving O'Sullivan's employ.  The severance
agreement also contains certain releases and other covenants by Mr. Davidson.   The bankruptcy court has issued an
order authorizing our rejection of this agreement.

         Effective October 14, 2004, we entered into a severance agreement with Mr. Thomas M. O'Sullivan, Jr., our former Senior Vice President-Sales.  Under the agreement, we agreed to pay Mr. O'Sullivan salary and to continue his benefits through January 9, 2005, and to continue his health insurance at employee rates through
December 31, 2005.  We also agreed to recommend to the Compensation Committee of O'Sullivan Holdings that his stock options not expire as a result of his leaving O'Sullivan's employ.  The severance agreement also contains certain releases and other covenants by Mr. O'Sullivan.  We paid Mr. O'Sullivan an aggregate of $143,000
(including salary and benefits prior to his departure and severance) during fiscal 2005.

         Effective December 10, 2004, we entered into a severance agreement with Mr. Michael P. O'Sullivan, our former Senior Vice President-Marketing.  Under the agreement, we agreed to pay Mr. O'Sullivan salary and to continue certain other benefits through April 6, 2005, and to continue his health insurance at employee rates through
December 31, 2005.  We also agreed to recommend to the Compensation Committee of O'Sullivan Holdings that his stock options not expire as a result of his leaving O'Sullivan's employ.  The severance agreement also contains certain releases and other covenants by Mr. O'Sullivan.  We paid Mr. O'Sullivan an aggregate of $182,000
(including salary and benefits prior to his departure and severance) during fiscal 2005.  The bankruptcy court has issued an order authorizing our rejection of this agreement.

         On March 24, 2005, O'Sullivan Industries executed a severance agreement with Mr. Stuart D. Schotte, our former Vice President-Supply Chain Management.  Under the agreement, Mr. Schotte was released from his obligations under a note dated as of November 30, 1999 pursuant to which Mr. Schotte owed O'Sullivan Industries
Holdings, Inc. approximately $348,000 including accumulated interest as of the date Mr. Schotte left O'Sullivan.  In exchange, Mr. Schotte transferred to O'Sullivan the shares of Class A common stock and Series B junior preferred stock in O'Sullivan Industries Holdings, Inc. held by him.  In addition, his Series A junior preferred stock option agreement with O'Sullivan Industries Holdings, Inc. was cancelled, including the special payment accrued under the agreement of approximately $49,000; and Mr. Schotte released O'Sullivan from any obligations it had under its
Deferred Compensation Plan.  Under the agreement, we agreed to continue health insurance at employee rates and certain other benefits through June 30, 2005.  The severance agreement also contains certain releases and other covenants by Mr. Schotte.

         On December 13, 2005, O'Sullivan Industries entered into a severance agreement with Mr. Michael L.
Franks, our former Vice President, Marketing.  Under the agreement, we agreed to pay Mr. Franks salary, and to continue certain other benefits, for 16 weeks.  The severance agreement also contains releases and other covenants by Mr. Franks.

                                         CHANGE  IN  CONTROL  PROTECTIONS

         The employment agreements for Messrs. Parker and Walters contain severance provisions as described under "--Employment Agreements" above.

         O'Sullivan had termination protection agreements with Messrs. Franks and Geddie.  If the employment of either of them was terminated by us within a period of up to 24 months after a change in control, the employee would have been entitled to receive various benefits.  Mr. Frank's benefits included, prior to the contract's rejection:  (i) a cash payment equal to one-half of  his current base salary and highest bonus received in the previous three years; (ii)
a cash payment equal to the bonus earned by Mr. Franks in the year of termination, calculated on a pro rated basis on the date of termination; (iii) a cash payment equal to accrued and unpaid vacation pay; (iv) continued life and health insurance coverage for up to six months at normal employee rates; (v) a cash payment based on the amount that
Mr. Franks would have received under our Deferred Compensation Plan had he continued to work for O'Sullivan until he attained the age of 65; (vii) all outstanding stock options vest and become immediately exercisable; (viii)
O'Sullivan will be required to purchase for cash any shares of unrestricted common stock and options for shares at the fair market value; (ix) six months of outplacement services; (x) if Mr. Franks had been required to pay an excise tax under Section 4999 of the Internal Revenue code of 1986, we will pay the employee an additional amount to offset the effect of the tax.

         Mr. Geddie's benefits included, prior to the rejection of his agreement:  (i) a cash payment equal to his current base salary and highest bonus received in the previous three years; (ii) a cash payment equal to the bonus earned by Mr. Geddie in the year of termination, calculated on a pro rated basis on the date of termination; (iii) a cash payment equal to accrued and unpaid vacation pay; (iv) a cash payment for an automobile allowance of 12 months; (v) cash payment in lieu of matching payments under our Savings and Profit Sharing Plan; (vi) continued
life and health insurance coverage for up to 12 months at O'Sullivan's expense; (vii) a cash payment based on the amount that Mr. Geddie would have received under our Deferred Compensation Plan had he continued to work for
O'Sullivan until he attained the age of 65; (viii) Mr. Geddie's outstanding stock options would vest and become immediately exercisable; (viii) O'Sullivan would have been required to purchase for cash any shares of unrestricted common stock and options for shares at the fair market value; (ix) one year of outplacement services; (x) if
Mr. Geddie moved more than 20 miles from his primary residence in order to accept permanent employment within
36 months after leaving O'Sullivan, we would repurchase his primary residence; and (xi) if Mr. Geddie were required to pay an excise tax under Section 4999 of the Internal Revenue code of 1986, we would pay the employee an additional amount to offset the effect of the tax.  Mr. Geddie's agreement also provided that, in some circumstances, he could have voluntarily left our employment after a change in control and received the benefits under the protection agreements.  These circumstances included:

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

         In our bankruptcy case, we filed to reject the termination protection agreements with Messrs. Geddie and
Franks, among others.  The bankruptcy court entered an order dated November 7,  2005 authorizing such rejection effective October 14, 2005.

         In connection with the employment of Mr. Terry, we agreed to provide him six months' notice of termination in the event that O'Sullivan decided to sever his employment.

         The table below sets forth the total payments that may be received by each of the named officers if these persons are terminated during fiscal 2006, assuming the provisions of his employment agreement or Termination
Protection Agreement were applicable.  The values of non-cash benefits have been included on the basis of their estimated fair value.  These amounts do not include any payments to be received for shares of O'Sullivan stock or options to acquire O'Sullivan stock.  These amounts also do not include payments which we would make to offset the effect of excise taxes or to purchase Mr. Geddie's home.  We have assumed for this purpose that the named officers were terminated on September 30, 2005.

            Officer                                                                                     Amount

Robert S. Parker......................................................................................$1,179,374
      President and Chief Executive Officer
Rick A. Walters.......................................................................................$    306,140
      Executive Vice President and Chief Financial Officer
Kelly D. Terry........................................................................................$    132,251
      Senior Vice President, Operations
Michael D. Orr........................................................................................$          0
      Executive Vice President, Operations
Michael L. Franks1....................................................................................$    120,378
      Vice President, Marketing
Stuart D. Schotte.....................................................................................$          0
      Vice President-Supply Chain Management
Rowland H. Geddie, III................................................................................$    245,327
      Vice President, General Counsel & Secretary
_____________________________

      1Mr. Franks resigned effective December 12, 2005.  The terms of his severance agreement are described above.

                            COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The members of the Compensation Committee of O'Sullivan Holdings are Harold O. Rosser, William J. Denton
and Richard R. Leonard.  No member of the Compensation Committee has served as an officer or employee of
O'Sullivan or its subsidiaries.  In addition, no executive officer of O'Sullivan or O'Sullivan Holdings serves on the board of directors or the compensation committee of another entity where a committee member is employed.
Mr. Rosser is a managing director, and Mr. Leonard is a Vice President, of the general partner of BRS, which owns
72% of our Class A common stock.  BRS, LLC and O'Sullivan have entered into a Management Services Agreement pursuant to which BRS, LLC provides general management services, assistance with the negotiation and analysis of financial alternatives and other services for O'Sullivan.  In exchange for these services, O'Sullivan Industries pays
BRS, LLC a fee equal to the greater of 1.0% of O'Sullivan Industries' consolidated cash flow or $300,000.  See Item
13, "Certain Relationships and Related Transactions."

                                             DIRECTORS'  COMPENSATION

      Directors of O'Sullivan who are not employees or consultants of O'Sullivan, BRS or affiliates of either of them are paid an annual retainer of $30,000 plus $2,000 for each meeting held in person and $1,000 per telephone conference meeting (with all meetings that occur on the same day being considered as one meeting).  Meeting fees are not paid for regular quarterly board meetings.  The Chairman of the Board is paid $5,000 per month for his services in that position.  The chairmen of the compensation committee and the nominating committee each receive an additional $5,000 per year if not employed by BRS or its affiliates.  The chairman of the audit committee receives an additional $7,500 per year.  The chairman of the restructuring committee receives an annual stipend of $10,000.
Expenses of attendance at meetings are paid by O'Sullivan.  Mr. Davidson has received a one-time option grant of
8,500 shares, 1,700 of which are vested and the remainder of which would have vested on June 20, 2007.  Messrs.
Alessi, Denton and Macaluso each purchased 8,100 shares of our Series B junior preferred stock at $0.01 per share.
The liquidation price for the Series B junior preferred stock is $100 per share, and the shares accumulate dividends at 14% per annum, compounding semiannually if not paid.  These shares "vest" over a five year period.  If a director leaves the Board, we can repurchase unvested shares at $0.01 per share.  Employees and consultants of O'Sullivan do not receive additional compensation for their service as a director other than payment of expenses, if any, to attend a meeting.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters.

      The following table sets forth, as of February 15, 2006, certain information with respect to the beneficial ownership of the securities of O'Sullivan Holdings by (i) each of our directors, (ii) each of the named executives,
(iii) our executive officers and directors (as of June 30, 2005) as a group and (iv) the only other owner of five percent of any class of O'Sullivan Holdings' equity securities known to us.

                                    Class A Common             Class B Common          Senior Preferred
                                         Stock                     Stock                    Stock
                               -------------------------   ----------------------   ----------------------
   Name of Beneficial Owner        Shares          %         Shares         %         Shares         %
                               --------------  ---------   -----------  ---------   -----------  ---------
BRS1                                 994,9982         73.3%     -           -            -           -
Keith E. Alessi                      -             -            -           -            -           -
Richard D. Davidson                   83,2493          6.1%     -           -           14,7073      4
William J. Denton                    -             -            -           -            -           -
Richard R. Leonard                   -             -            -           -            -           -
Charles Macaluso                     -             -            -           -            -           -
Harold O. Rosser                     994,9982         73.3%     -           -            -           -
Robert S. Parker                     -             -         584,518      83.3%          -           -
Rick A. Walters                      -             -         116,904      16.7%          -           -
Michael D. Orr                       -             -            -           -            -           -
Kelly D. Terry                       -             -            -           -            -           -
Michael L. Franks                      2,0195      4            -           -            4,386       4
Stuart D. Schotte                    -             -            -           -           30,630       4
Rowland H. Geddie, III                25,3596          1.9%     -           -            4,225       4
Directors and executive                                                           0
officers as a group (12
persons)                           1,105,6257         81.3%    701,422        100. %                 4
BancBoston Investments,               93,2738          6.4%     -           -            -           -
Inc.

                                               Options to
                                            Purchase Series A
                                            Junior Preferred             Series B Junior             Series C Junior
                                                  Stock                  Preferred Stock             Preferred Stock
                                        -------------------------   -------------------------- -------------------------
      Name of Beneficial Owner            Options          %           Shares           %          Shares         %
                                        -----------    ----------   ------------    ----------   ----------   ----------
BRS                                          -             -          442,2239              47.4%    -            -
Keith E. Alessi                              -             -           8,100           0.9%
Richard D. Davidson                          10,929            18.3%    20,83910             2.2%    -            -
William J. Denton                            -             -           8,100           0.9%          -            -
Richard R. Leonard                           -             -             -              -            -            -
Charles Macaluso                             -             -           8,100           0.9%          -            -
Harold O. Rosser                             -             -           442,2239             47.4%    -            -
Robert S. Parker                             -             -           337,995              36.2%    45,000           90.0%
Rick A. Walters                              -             -            46,090               4.9%     5,000           10.0%
Michael D. Orr                               -             -             -              -            -            -
Kelly D. Terry                               -             -             -              -            -            -
Michael L. Franks                               571       1.0%              12          4            -            -
Stuart D. Schotte                            -             -             -              -            -            -
Rowland H. Geddie, III                        6,375            10.7%     2,636          4            -            -

Directors and executive officers                                                                                         0%
as a group (12 persons)                      17,875            29.9%   874,09511            93.7%    50,000          100.
BancBoston Investments, Inc.                 -             -            39,27312             4.0%    -            -

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
--------
                              1The managing directors of BRS' general partner are Bruce C. Bruckmann, Harold O. Rosser, Stephen C.
Sherrill, Thomas J. Baldwin, Paul D. Kaminski and J. Rice Edmonds, each of whom could be deemed to beneficially own the shares of O'Sullivan Holdings held by BRS.
                                                             2BRS holds 989,617 shares of Class A common stock, and an affiliate of BRS holds 5,382 shares of common stock.  All of these shares of common stock may be deemed to be beneficially owned by Harold O. Rosser, a  Director of O'Sullivan.
                                                             3Includes 77,533 shares of Class A common stock, 19,054 shares of Series B junior preferred stock and 13,874 shares of senior preferred stock held in a limited partnership of which Mr. Davidson and his wife are the general partners.
                               Also includes 1,700 shares of Class A common stock issuable upon the exercise of options.
                                                                                                                               4Less than one percent.
                                                             5Includes 200 shares of Class A common stock issuable upon the exercise of options.
                                                             6Includes 600 shares of Class A common stock issuable upon the exercise of options.
                                                             7Includes the shares of common stock held by BRS and its affiliate described in note 2.  Also includes shares of Class A common stock issuable upon the exercise of options.  In addition, includes the partnership shares of common stock described in note 3 and the shares of common stock held in trust as described in note 5.
                                                             8BancBoston Investments, Inc. holds warrants to purchase these shares.
                                                                                                  9BRS holds 439,831 shares of Series B junior preferred stock, and BRS's general partner holds 2,392 shares of Series B junior preferred stock.  All of these shares of Series B junior preferred stock may be deemed to be beneficially owned by Harold O. Rosser, a Director of O'Sullivan.
                                                                                                  10Includes 19,054 shares of Series B junior preferred stock held in a limited partnership of which Mr. Davidson and his wife are the general partners.
                                                                                                  11Includes the shares of junior preferred stock held by BRS and its affiliate described in note 10.  In addition, includes the partnership shares of preferred stock described in note 3.
                                                                                                  12BancBoston Investments, Inc. holds warrants to purchase these shares.

                                       Equity Compensation Plan Information

         The following table sets forth the number of shares of O'Sullivan Holdings stock issuable upon exercise of outstanding options pursuant to O'Sullivan Holdings' 1999 Preferred Stock Option Plan, 2000 Common Stock
Option Plan, 2001 Director Common Stock Option Plan and 2004 Class A Common Stock Option Plan at June 30,
2005.  Each of these plans has been approved by O'Sullivan's Board of Directors and, with the exception of the 2004
Class A common stock option plan, its stockholders.  We do not have any warrants or rights issuable pursuant to compensation plans.  It is expected that all of these options will be cancelled in connection with our plan of reorganization and that the holders of the options will not receive any distribution with respect thereto.

                                                                   Weighted-       Number of securities remaining
                                         Number of securities       average         available for future issuance
                                           to be issued upon    exercise price     under equity compensation plans
       Equity compensation plans              exercise of       of outstanding   (excluding securities reflected in
     approved by security holders         outstanding options       options                second column)
Class A Common Stock                                     68,900               $1.30                            27,918
Series A Junior Preferred Stock                          59,826              $50.00                                 -

         The following table sets forth the number of shares issuable upon exercise of outstanding options pursuant to O'Sullivan's 2004 Class A Common Stock Option Plan at June 30, 2005.

                                                                   Weighted-       Number of securities remaining
                                         Number of securities       average         available for future issuance
                                           to be issued upon    exercise price     under equity compensation plans
     Equity compensation plans not            exercise of       of outstanding   (excluding securities reflected in
     approved by security holders         outstanding options       options                second column)
Class A Common Stock                                     62,000               $0.01                            31,182

Item 13.  Certain Relationships and Related Transactions.

         Casey O'Sullivan is an employee of Sun Container, a supplier of corrugated boxes to O'Sullivan, although he does not call regularly on O'Sullivan.  Mr. Casey O'Sullivan is a son of Daniel F. O'Sullivan, who resigned as our
Chairman of the Board in September 2004.  Ryan Fullerton, a son-in-law of E. Thomas Riegel, our former Vice
President-Strategic Operations, worked for Sun Container in the past, although he did not call on O'Sullivan.  In fiscal 2005, O'Sullivan paid Sun $4.8 million for corrugated boxes.  We have followed the practice of awarding purchase orders for cartons for a model to the lowest bidder for the carton.  These relationships have been approved pursuant to O'Sullivan's conflict of interest policy.

         World Charter Trading, Inc. is a corporation owned by the son of Richard D. Davidson, our former president and chief executive officer and one of our directors.  WCT sources furniture and other products from the
Far East.  During fiscal 2005, we paid WCT $82,000 for furniture it sold to us.  We source furniture products from the Far East from different sources; we select the best vendor for a product based on price, quality and ability to make timely deliveries.  Mr. Davidson is not involved in the sourcing of furniture through WCT.  This relationship has been approved pursuant to O'Sullivan's conflict of interest policy.  It is also monitored by O'Sullivan Holdings'
Audit Committee.

         In connection with the November 1999 recapitalization and merger, O'Sullivan Holdings loaned Stuart D.
Schotte, Vice President-Supply Chain Management, $256,831 to purchase O'Sullivan Holdings common stock and
Series B junior preferred stock.  The loan bore interest at 9% per annum simple interest and was payable on
November 30, 2009 or earlier if Mr. Schotte was no longer employed by O'Sullivan or there is a change in control of
O'Sullivan Holdings.  The note was with full recourse to Mr. Schotte.  During the fiscal year ended June 30, 2005, the largest amount outstanding under the note, including principal and interest, was approximately $348,000, which was also the amount outstanding on  December 31, 2004.

         We terminated Mr. Schotte's employment with O'Sullivan effective January 10, 2005.  Under a severance agreement negotiated with Mr. Schotte, he was released from his obligations under the note.  In exchange,
Mr. Schotte transferred to O'Sullivan the shares of Class A common stock and Series B junior preferred stock of
O'Sullivan Holdings held by him.  In addition, his Series A junior preferred stock option agreement with O'Sullivan
Holdings was cancelled, including the special payment accrued under the agreement of approximately $49,000; and
Mr. Schotte released O'Sullivan from any obligations it had under its Deferred Compensation Plan.  We expensed approximately $283,000 in connection with the severance agreement.

BRS, LLC Management Services Agreement

         At the closing of the 1999 recapitalization and merger, O'Sullivan Industries entered into a management services agreement with BRS, LLC.  Under the terms of this agreement, BRS, LLC provides:

        o         general management services;
        o         assistance with the negotiation and analysis of financial alternatives; and
        o         other services agreed upon by BRS, LLC.

         In exchange for these services, BRS, LLC will earn an annual fee equal to the greater of:

         o        1.0% of O'Sullivan Industries' annual consolidated cash flow (as defined in the indenture related to the O'Sullivan Industries senior subordinated notes); or
         o        $300,000.

         Our pre-petition credit agreement, the indentures for our senior secured notes and the management services agreement all contain certain restrictions on the payment of the management fee.  The management services agreement, among other things, provides that no cash payment of the management fee will be made unless the fixed charge coverage ratio (as defined in the indenture for our senior subordinated notes) for our most recently ended four full fiscal quarters for which internal financial statements are available to management immediately preceding the date when the management fee is to be paid is at least 2.0 to 1.  Similarly, the indenture for our senior secured notes provides that payments under the management services agreement are conditional and contingent upon the fixed charge coverage ratio (as defined in the indenture for our senior secured notes) for the four most recently ended full fiscal quarters immediately preceding any payment date being at least 2.0 to 1.  The credit agreement prevents us from paying fees or expenses under the management services agreement if a default or event of default exists or if one would occur as a result of the payment.  The management services agreement also provides that the payment of all fees and other obligations under the management services agreement will be subordinated to the prior payment in full in cash of all interest, principal and other obligations on O'Sullivan Industries' senior subordinated notes in the event of a bankruptcy, liquidation or winding-up of O'Sullivan Industries.

         Pursuant to the management services agreement and the provisions of our debt agreements, we did not pay any amounts to BRS, LLC in fiscal 2004 or fiscal 2005.  At June 30, 2005, the amount accrued under the agreement, which represents the fees for fiscal 2005 and 2004, less a prepaid balance at July 1, 2003 of $147,000, was $453,000 and $153,000, respectively.

         We filed a motion with the bankruptcy court to reject the management services agreement, and the court issued an order on November 7, 2005 authorizing such rejection.

         Thomas M. O'Sullivan and Michael P. O'Sullivan are brothers of Daniel F. O'Sullivan, our former
Chairman.  They served as our Senior Vice President-Sales and Senior Vice President-Marketing, respectively, before they left O'Sullivan in fiscal 2005.  Information regarding payments to them in fiscal 2005 is discussed in
Item 11. Executive Compensation--Employment and Severance Agreements--Retirement and Severance
Agreements above.

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

         Tyrone E. Riegel, our former Executive Vice President, entered into an early retirement agreement with us.
Pursuant to the agreement, he retired effective November 15, 2003.  We paid him $335,337 in a lump sum on
January 2, 2004, and agreed to pay him $5,000 per month for thirty months, beginning May 15, 2005.  In addition, we will pay health insurance for Mr. Riegel and his family through November 15, 2007.  Mr. Riegel has agreed to act as our consultant through November 15, 2007 and has agreed not to compete with O'Sullivan through that period.  In addition, O'Sullivan Holdings' Compensation Committee has approved an amendment to Mr. Riegel's common stock option agreement that permits him to retain his options after he is no longer an O'Sullivan employee.  His options will continue to vest as though he were still an O'Sullivan employee.

         We filed a motion with the bankruptcy court to reject the retirement agreements with Messrs. O'Sullivan and Riegel, and the court issued an order on November 7, 2005 authorizing such rejection.

         See "Executive Compensation--Employment and Severance Agreements" for a description of certain severance agreements with certain of our former executive officers.

Item 14.  Principal Accountant Fees and Services.

         PricewaterhouseCoopers LLP, Kansas City, Missouri, serves as our independent registered public accounting firm. The aggregate fees billed by our independent registered public accounting firm for professional services rendered in connection with (i) the audit of our annual financial statements set forth in this report for the fiscal years ended June 30, 2005 and June 30, 2004, and (ii) the review of our quarterly financial statements set forth in our Quarterly Reports on Form 10-Q for each of our fiscal quarters during fiscal 2005 and 2004, as well as fees paid to our audit firm for audit-related work, tax compliance, tax planning and other consulting services are set forth below.

                          Amount Paid         Amount Paid
    Type of Service      ith Respect to      with Respect
                        w Fiscal 2005       to Fiscal 2004
Audit Fees                      $395,873           $579,461
Audit-Related Fees                 2,238                  -
Tax Fees                           4,169                  -
All Other Fees                         -                  -
                        ----------------    ---------------
         Total                  $402,280           $579,461
                        ================    ===============

         The Audit Committee's policy is to pre-approve all audit and permissible non-audit services.  All fees and expenses charged O'Sullivan during fiscal 2005 have been approved by the Audit Committee.

                                                      PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)   Financial Statements

         The following consolidated statements of O'Sullivan Industries, Inc. and subsidiaries are filed as part of this report:

        Report of Independent Registered Public Accounting Firm..............................................    41
        Consolidated Balance Sheets as of June 30, 2005 and 2004.............................................    42
        Consolidated Statements of Operations for each of the three years in the period ended June 30, 2005      43
        Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2005..    44
        Consolidated Statements of Changes in Stockholder's Equity (Deficit) for each of the three years in t period ended June 30, 2005...........................................................................he  45
        Notes to Consolidated Financial Statements...........................................................    46

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

                                                    SIGNATURES

         Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the
_____ day of April, 2006.

                                                     O'SULLIVAN  INDUSTRIES  HOLDINGS, INC.

                                                     By                                  /s/ Rick A. Walters
                                                                                 Rick A. Walters
                                                                Interim Chief Executive Officer, Executive Vice
                                                                     President, and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                             President and
                                                 Chief Executive Officer and Director
--------------------------------------------

                                              Interim Chief Executive Officer, Executive
            /s/ Rick A. Walters               Vice President and Chief Financial Officer        April 10, 2006
--------------------------------------------
              Rick A. Walters               (Principal Executive, Financial and Accounting
                                                               Officer)
            /s/ Keith E. Alessi                                Director                         April 10, 2006
--------------------------------------------
              Keith E. Alessi
          /s/ Richard D. Davidson                              Director                         April 10, 2006
--------------------------------------------
            Richard D. Davidson
           /s/ William J. Denton                               Director                         April 10, 2006
--------------------------------------------
             William J. Denton
           /s/ Richard R. Leonard                              Director                         April 10, 2006
--------------------------------------------
             Richard R. Leonard
            /s/ Charles Macaluso                  Chairman of the Board and Director            April 10, 2006
--------------------------------------------
              Charles Macaluso
            /s/ Harold O. Rosser                               Director                         April 10, 2006
--------------------------------------------
              Harold O. Rosser

                                                 INDEX TO EXHIBITS
   Exhibit                                                 Description
     No.
      2       Modified Second Amended Plan of Reorganization as filed with the United States Bankruptcy Court for the Northern District of Georgia on February 10, 2006 regarding O'Sullivan Holdings, O'Sullivan
              Industries, O'Sullivan Virginia and O'Sullivan Furniture Factory Outlet, Inc., Case Nos. 05-83049,
              05-83076, 05-83087 and 05-83102, subject to confirmation (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of Industries dated March 22, 2006 (File No. 333-31282))
     2a       Order confirming the Debtors' Modified Second Amended Joint Plan of Reorganization with respect to O'Sullivan Industries Holdings Inc., O'Sullivan Industries, Inc., O'Sullivan Industries - Virginia,
              Inc. and O'Sullivan Furniture Factory Outlet, Inc. (jointly administered under Case No. 05-83049), dated March 16, 2006 (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K of
              Industries dated March 22, 2006 (File No. 333-31282))
   3.1(i)     Certificate of Incorporation of O'Sullivan Industries (incorporated by reference to Exhibit 3.1 to
    & 4.1     Registration Statement on Form S-4 of Industries (File No. 333-31282))
   3.1(ii)    By-laws of O'Sullivan Industries (incorporated by reference to Exhibit 3.2 to Registration Statement
    &4.2      on Form S-4 (File No. 333-31282))
4.3           Indenture dated as of November 30, 1999 by and among O'Sullivan Industries, O'Sullivan Virginia as
              Guarantor and the Norwest Bank of Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended December 31, 1999 (File No. 0-28493))
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
            4.Indenture dated as of September 29, 2003 between O'Sullivan Industries and each of the guarantors party thereto and The Bank of New York, as Trustee, including forms of Notes (incorporated by reference to Exhibit 4 to Current Report on Form 8-K of O'Sullivan Holdings dated September 29,
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
10.1          Credit Agreement dated as of September 29, 2003 by and among O'Sullivan Industries, O'Sullivan
              Furniture Factory Outlet, Inc. and O'Sullivan Industries - Virginia, as Borrowers, and the other persons party thereto that are designated as credit parties and General Electric Capital Corporation, as
              Agent, L/C issuer and as a lender, and the other financial institutions party hereto, as lenders
              (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K of O'Sullivan Holdings
              dated September 29, 2003 (File No. 0-28493))

   Exhibit                                                 Description
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
              (File No. 0-28493))
10.1c         Amendment and Consent No. 3 to the Credit Agreement dated as of August 17, 2005 (incorporated by reference to Exhibit 10 to Current Report on Form 8-K of O'Sullivan Holdings dated August 17,
              2004 (File No. 0-28493))
10.1d         Amendment No. 4 to the Credit Agreement dated as of August 22, 2005 (incorporated by reference to
              Exhibit 10.1d to Annual Report on Form 10-K of O'Sullivan Holdings for the year ended June 30,
              2005 (File No. 0-28493))
10.1e         Amendment and Consent No. 5 to the Credit Agreement dated as of September 16, 2005
              (incorporated by reference to Exhibit 10.1e to Annual Report on Form 10-K of O'Sullivan Holdings
              for the year ended June 30, 2005 (File No. 0-28493))
10.1f         Amendment and Consent No. 6 to the Credit Agreement dated as of October 4, 2005 (incorporated by reference to Exhibit 10.1f to Annual Report on Form 10-K of O'Sullivan Holdings for the year ended June 30, 2005 (File No. 0-28493))
10.1g         Amendment and Consent No. 7 to the Credit Agreement dated as of October 11, 2005 (incorporated by reference to Exhibit 10.1g to Annual Report on Form 10-K of O'Sullivan Holdings for the year ended June 30, 2005 (File No. 0-28493))
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
10.3          Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of November
              13, 2003 from O'Sullivan Virginia to the trustee named therein for the benefit of The Bank of New
              York, as Trustee and General Electric Capital Corporation, as Agent (incorporated by reference to
              Exhibit 10.7 to Registration Statement on Form S-4 (File No. 333-111514))
10.4          Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of November
              13, 2003 from O'Sullivan Industries to the trustee named therein for the benefit of General Electric
              Capital Corporation, as Agent (incorporated by reference to Exhibit 10.8 to Registration Statement on
              Form S-4 (File No. 333-111514))
10.5          Security Agreement dated as of September 29, 2003 between O'Sullivan Industries, O'Sullivan
              Furniture Factory Outlet, Inc. and O'Sullivan Virginia, as Grantors, and General Electric Capital
              Corporation, as Agent (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended September 30, 2003 (File No. 0-28493))
10.6          Security and Pledge Agreement dated as of September 29, 2003 among O'Sullivan Industries,
              O'Sullivan Holdings, O'Sullivan Virginia and O'Sullivan Furniture Factory Outlet, Inc., as grantors, and The Bank of New York, Trustee (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended September 30, 2003 (File No. 0-28493))

   Exhibit                                                 Description
10.7          Registration Rights Agreement dated as of September 29, 2003 among O'Sullivan Industries,
              O'Sullivan Holdings, O'Sullivan Virginia and O'Sullivan Furniture Factory Outlet, Inc. and Credit
              Suisse First Boston LLC with respect to the O'Sullivan 10.63% senior secured notes (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended September 30, 2003 (File No. 0-28493))
10.8          Lockbox Account Agreement dated as of October 28, 2003 among Bank of America, N.A.,
              O'Sullivan Industries and General Electric Capital Corporation (incorporated by reference to
              Exhibit 10.5 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended
              September 30, 2003 (File No. 0-28493))
10.9          Blocked Account Agreement dated as of October 28, 2003 among Bank of America, N.A., O'Sullivan
              Industries and General Electric Capital Corporation (incorporated by reference to Exhibit 10.6 to
              Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended September 30, 2003
              (File No. 0-28493))
10.10         Intercompany Subordinated Demand Promissory Note dated as of November 30, 1999 by and among
              O'Sullivan Industries and O'Sullivan Virginia (incorporated by reference to Exhibit 10.8 to
              Registration Statement on Form S-4 (File No. 333-31282))
          *10.Early Retirement Agreement dated as of June 25, 2003 between O'Sullivan Industries and Tyrone E.
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
*10.16        O'Sullivan Industries Holdings, Inc. 2004 Class A Common Stock Option Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of O'Sullivan dated November 22, 2004
              (File No. 0-28493))
*10.17        Form of common stock option agreement (incorporated by reference to Exhibit 10.2 to Current
              Report on Form 8-K of O'Sullivan dated December 13, 2004 (File No. 0-28493))
*10.18        Registration Rights Agreement dated November 30, 1999 by and among O'Sullivan Holdings,
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

   Exhibit                                                 Description
*10.19        Management Services Agreement dated November 30, 1999 by and among O'Sullivan Holdings and
              Bruckmann, Rosser, Sherrill & Co., L.L.C. (incorporated by reference to Exhibit 10.2 to Quarterly
              Report on Form 10-Q of O'Sullivan Holdings for the quarter ended December 31, 1999 (File No. 0-
              28493))
*10.20        Form of Amended and Restated Termination Protection Agreement between O'Sullivan Holdings and certain members of management (incorporated by reference to Exhibit 10.18 to Annual Report on
              Form 10-K of O'Sullivan Holdings for the year ended June 30, 2004 (File No. 0-28493))
*10.21        Form of Termination Protection Agreement between O'Sullivan Holdings and certain members of management (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K of
              O'Sullivan Holdings for the year ended June 30, 1999 (File No. 1-12754))
*10.22        O'Sullivan Holdings Deferred Compensation Plan (the "DCP") (incorporated by reference to Exhibit
              10.2 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended March 31, 1997
              (File No. 1-12754))
*10.22a       First Amendment to the DCP (incorporated by reference to Exhibit 10.4a to Annual Report on Form
              10-K of O'Sullivan Holdings for the year ended June 30, 1997 (File No. 1-12754))
*10.22b       Second Amendment to the DCP (incorporated by reference to Exhibit 10.20b to Registration
              Statement on Form S-4 (File No. 333-31282))
*10.22c       Third Amendment to the DCP (incorporated by reference to Exhibit 10.21c to Annual Report on
              Form 10-K of O'Sullivan Holdings for the year ended June 30, 2000 (File No. 0-28493))
10.23         Amended and Restated Tax Sharing and Tax Reimbursement Agreement dated as of June 19, 1997 between O'Sullivan Holdings and RadioShack Corporation and TE Electronics Inc. (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K of O'Sullivan Holdings for the year ended
              June 30, 1997 (File No. 1-12754))
10.23a        Settlement Agreement between O'Sullivan Holdings and RadioShack dated May 13, 2002
              (incorporated by reference to Exhibit 10.22a to Annual Report on Form 10-K of O'Sullivan Holdings
              for the year ended June 30, 2002 (File No. 0-28493))
*10.24        Form of Indemnity Agreement between O'Sullivan Holdings and certain directors and officers
              (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K of O'Sullivan Holdings
              for the year ended June 30, 2004 (File No. 0-28493))
*10.25        Retirement and Consulting Agreement, Release and Waiver of Claims between O'Sullivan Holdings and Daniel F. O'Sullivan dated October 16, 1998 (incorporated by reference to Exhibit 10 to
              Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended September 30, 1998
              (File No. 1-12754))
*10.25a       Amendment to Retirement Agreement dated as of May 16, 1999 between O'Sullivan Holdings and
              Daniel F. O'Sullivan (incorporated by reference to Exhibit 10.9a to Annual Report on Form 10-K of
              O'Sullivan Holdings for the year ended June 30, 1999
               (File No. 1 -12754))
*10.25b       Second Amendment to Retirement Agreement dated as of July 27, 1999 among O'Sullivan Holdings,
              O'Sullivan Industries and Daniel F. O'Sullivan  (incorporated by reference to Exhibit 10.23b to
              Annual Report on Form 10-K of O'Sullivan Holdings for the year ended June 30, 2004 (File No. 0-
              28493))

   Exhibit                                                 Description
*10.26        Employment Agreement dated as of May 17, 2004 between O'Sullivan Industries, O'Sullivan
              Holdings and Robert S. Parker  (incorporated by reference to Exhibit 10.1 to Current Report on Form
              8-K of O'Sullivan Holdings dated May 17, 2004 (File No. 0-28493))
*10.27        Executive Stock Agreement dated as of May 17, 2004 between O'Sullivan Holdings, Robert S. Parker and Bruckmann, Rosser, Sherrill & Co. II, L.P.  (incorporated by reference to Exhibit 10.2 to Current
              Report on Form 8-K of O'Sullivan Holdings dated May 17, 2004 (File No. 0-28493))
*10.28        Employment Agreement dated as of June 9, 2004 between O'Sullivan Industries, O'Sullivan Holdings
              and Rick A. Walters   (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of
              O'Sullivan Holdings dated June 9, 2004 (File No. 0-28493))
*10.29        Executive Stock Agreement dated as of June 9, 2004 between O'Sullivan Holdings, Rick A. Walters and Bruckmann, Rosser, Sherrill & Co. II, L.P. (incorporated by reference to Exhibit 10.2 to Current
              Report on Form 8-K of O'Sullivan Holdings dated June 9, 2004 (File No. 0-28493))
*10.30        Description of O'Sullivan Holding's annual incentive compensation plan (incorporated by reference to
              Exhibit 10.13 to Annual Report on Form 10-K of O'Sullivan Holdings for the year ended June 30,
              1999 (File No. 1-12754))
*10.31        Schedule of outside director fees (incorporated by reference to Exhibit 10.31 to Annual Report on
              Form 10-K of O'Sullivan Holdings for the year ended June 30, 2005 (File No. 0-28493))
*10.32        O'Sullivan Holdings 2001 Director Common Stock Option Plan (incorporated by reference to Exhibit
              10.2 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended December 31,
              2001 (File No. 0-28493))
*10.33        Form of Director Common Stock Option Agreement (incorporated by reference to Exhibit 10.3 to
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
              Sharing Plan dated as of January 29, 2004 (incorporated by reference to Exhibit 10.34b to Annual
              Report on Form 10-K of O'Sullivan Holdings for the year ended June 30, 2004 (File No. 0-28493))
*10.34c       Amendment No. 3 to O'Sullivan Industries Holdings, Inc. Amended and Restated Savings and Profit
              Sharing Plan dated as of February 1, 2005 (incorporated by reference to Exhibit 10.34c to Annual
              Report on Form 10-K of O'Sullivan Holdings for the year ended June 30, 2005 (File No. 0-28493))
*10.34d       Amendment No. 4 to O'Sullivan Industries Holdings, Inc. Amended and Restated Savings and Profit
              Sharing Plan dated as of May 4, 2005 (incorporated by reference to Exhibit 10.34d to Annual Report on Form 10-K of O'Sullivan Holdings for the year ended June 30, 2005 (File No. 0-28493))
*10.34e       Amendment No. 5 to O'Sullivan Industries Holdings, Inc. Amended and Restated Savings and Profit
              Sharing Plan dated as of January 9, 2005 (incorporated by reference to Exhibit 10.34e to Annual
              Report on Form 10-K of O'Sullivan Holdings for the year ended June 30, 2005 (File No. 0-28493))

   Exhibit                                                 Description
*10.35        Description of compensation arrangements with an executive officer of O'Sullivan (incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q of O'Sullivan Industries for the quarter ended December 31, 2005 (File No. 333-31282))
*10.36        Description of compensation arrangements with an executive officer of O'Sullivan Amendment No. 4 to O'Sullivan Industries Holdings, Inc. (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K of O'Sullivan Holdings for the year ended June 30, 2005 (File No. 0-28493))
*10.37        Description of compensation arrangements with an executive officer of O'Sullivan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of O'Sullivan Holdings dated May 3, 2005
              (File No. 333-31282))
*10.38        Severance Agreement between O'Sullivan Industries and Richard D. Davidson dated as of  August
              13, 2004 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of O'Sullivan
              Industries dated October 14, 2004 (File No. 333-31282))
*10.39        Severance Agreement between O'Sullivan Industries and Thomas M. O'Sullivan, Jr. dated as of
              August  13, 2004 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K of
              O'Sullivan Industries dated October 14, 2004 (File No. 333-31282))
*10.40        Severance Agreement between O'Sullivan Industries and E. Thomas Riegel dated as of  August 18,
              2004 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K of O'Sullivan
              Industries dated October 14, 2004 (File No. 333-31282))
*10.41        Severance Agreement between O'Sullivan Industries and Michael P. O'Sullivan dated as of  October
              28, 2004 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of O'Sullivan
              Holdings dated December 13, 2004 (File No. 333-31282))
*10.42        Severance Agreement between O'Sullivan Industries and Stuart D. Schotte dated as of  January 10,
              2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of O'Sullivan
              Holdings dated March 29, 2005 (File No. 0-28493))
10.43         Forbearance Agreement dated August 12, 2005 by and among O'Sullivan Industries, Inc., O'Sullivan
              Industries Holdings, Inc., O'Sullivan Virginia, Inc., O'Sullivan Furniture Factory Outlet, Inc.,
              GoldenTree Asset Management L.P., as investment advisor for certain Senior Secured Noteholders, and Mast Credit Opportunities I, (Master) Ltd. (incorporated by reference to Exhibit 10 to Current
              Report on Form 8-K dated August 15, 2005 (File No. 0-28493))
10.43a        Amendment No. 1 to the Forbearance Agreement dated as of September 13, 2005 (incorporated by reference to Exhibit 10 to Current Report on Form 8-K of O'Sullivan Holdings dated September 14,
              2005 (File No. 0-28493))
10.43b        Amendment No. 2 to the Forbearance Agreement dated as of September 26, 2005 (incorporated by reference to Exhibit 10 to Current Report on Form 8-K of O'Sullivan Holdings dated September 29,
              2005 (File No. 0-28493))
10.44         Post-Petition Credit and Security Agreement dated as of October 21, 2005 by and among O'Sullivan
              Industries, Inc., O'Sullivan Furniture Factory Outlet, Inc., O'Sullivan Industries - Virginia, Inc. and
              O'Sullivan Industries Holdings, Inc., as Borrowers, and The CIT Group/Business Credit, Inc., as
              Agent, L/C Issuer and a Lender and the other financial institutions party thereto, as Lenders
              (incorporated by reference to Exhibit 10 to Current Report on Form 8-K of O'Sullivan Holdings
              dated October 27, 2005 (File No. 0-28493))
*10.45        Severance Agreement between O'Sullivan Industries and Michael L. Franks, dated as of December
              13, 2005 (incorporated by reference to Exhibit 10 to Current Report on Form 8-K of O'Sullivan
              Holdings dated as of December 13, 2005 (File No. 0-28493))

   Exhibit                                                 Description
*10.46        Description of Key Employee Retention Plan (incorporated by reference to Exhibit 10.46 to Annual
              Report on Form 10-K of O'Sullivan Holdings for the year ended June 30, 2005 (File No. 0-28493))
10.47         Letter agreement dated as of June 28, 2005 between O'Sullivan Holdings and Lazard Freres & Co.
              LLC relating to investment banking services and restructuring advice (incorporated by reference to
              Exhibit 10.47 to Annual Report on Form 10-K of O'Sullivan Holdings for the year ended June 30,
              2005 (File No. 0-28493))
10.48         Letter agreement dated as of August 22, 2005 between O'Sullivan Industries and FTI Consulting relating to accounting and reorganization consulting services (incorporated by reference to
              Exhibit 10.47 to Annual Report on Form 10-K of O'Sullivan Holdings for the year ended June 30,
              2005 (File No. 0-28493))
21            Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Annual Report on Form 10-
              K of O'Sullivan Holdings for the year ended June 30, 2005 (File No. 0-28493))
31            Certificate of chief executive and financial officer under Section 302 of the Sarbanes-Oxley Act of
              2002
32            Certification of chief executive and financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of
              Regulation S-K)

------------------------------------

         *Each of these exhibits is a "management contract or compensatory plan or arrangement."

         Pursuant to item 601(b)(4)(iii) of Regulation S-K, O'Sullivan has not filed agreements relating to certain long-term debt of O'Sullivan.  O'Sullivan agrees to furnish the Securities and Exchange Commission a copy of such agreements upon request.

